Form 10-K405
period 1999-12-31
AGENCY COM LTD
filed 2000-03-29
CIK 1086403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-28293

                            ------------------------

                                AGENCY.COM LTD.

             (Exact Name Of Registrant As Specified In Its Charter)

                  DELAWARE                                      13-3808969
       (State or Other Jurisdiction of            (I.R.S. Employer Identification Number)
       Incorporation or Organization)

        20 EXCHANGE PLACE, 15TH FLOOR                              10005
             NEW YORK, NEW YORK                                 (ZIP Code)
            (Address of Principal
             Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 358-2600

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

               SECURITIES REGISTERED UNDER SECTION 12(G) THE ACT:

        TITLE OF CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
------------------------------     ----------------------------------------
COMMON STOCK, $0.001 PAR VALUE              NASDAQ NATIONAL MARKET

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 34,992,722 shares of Common Stock outstanding as of March 16, 2000. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 16, 2000 was approximately $347,257,082. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

ITEM 1.    BUSINESS....................................................      1
ITEM 1A    RISK FACTORS................................................     10
ITEM 2.    PROPERTIES..................................................     19
ITEM 3.    LEGAL PROCEEDINGS...........................................     19
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................     20
ITEM 6.    SELECTED FINANCIAL DATA.....................................     21
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................     25
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...     38
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     39
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................     39

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     40
ITEM 11.   EXECUTIVE COMPENSATION......................................     43
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................     48
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........     50

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................     54

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE USUALLY ACCOMPANIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    AGENCY.COM is an international Internet professional services firm. We provide our clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their Internet business. We deliver our services through our multidisciplinary teams of strategy, creative, technology and project management specialists. These services help our clients create and enhance relationships with their customers, staff, business partners and suppliers.

    Our strategy services include advising clients on business models for their online businesses, devising strategies so that clients can open new online distribution and sales channels, identifying opportunities to achieve operational efficiencies by pursuing online initiatives, and planning for the operations and organization necessary to support an online business. Our creative services include advising clients on how to effectively bring their brands online, developing graphic designs and Web site structure for client Web sites, and conducting online marketing campaigns. Our technology services include recommending and installing appropriate hardware and software networks, integration between Internet and older information technology systems, and implementation of electronic commerce systems to enable online sales, support and communication.

    We believe that our experience in providing Internet professional services enhances our ability to meet the needs of clients. Since our inception in 1995, we have provided services to more than 200 clients. Our largest clients during the year ended December 31, 1999, on an actual basis, were British Airways, Compaq, Sprint and FT Group. We believe that our focus on long-term relationships with clients allows us to provide a broader and more effective range of services.

    We believe the Internet is particularly effective when used to extend and enhance the relationship that exists between a company and its customers, staff, partners and suppliers. We intend to be the Internet professional services firm of choice for companies comprising Business Week magazine's Global 1000, which includes companies with the largest market capitalizations worldwide.

INDUSTRY OVERVIEW

    The Internet is becoming an integral part of many people's lives. Individuals and businesses are increasingly using the Internet to find information, communicate and conduct business. The increasing acceptance of the Internet has created numerous opportunities for companies that seek to grow and are challenged by highly competitive and rapidly changing markets, and demands for increased efficiencies. Already, companies are taking advantage of the Internet's opportunities to strengthen customer relationships, improve operational efficiency and spur product innovation.

    We believe that companies have found that merely enabling online transactions and commerce does not ensure success in doing business on the Internet. Consumers want more than the mechanical ability to transact with a company online. They want to interact with a company that not only markets to them but is responsive to their needs. By successfully satisfying these needs, we believe that businesses can build a long-lasting, ongoing interactive relationship that fosters customer loyalty, increases margins and enables new markets.

    Developing successful Internet businesses that promote interactive relationships requires a special set of capabilities. Developers of these businesses must provide integrated strategy, creative, technology and project management services. In addition, developers must have the ability to understand the needs of customers and fulfill them. Few companies possess this multi-disciplinary expertise as it is usually divided into separate information technology, marketing and planning groups. Further, companies lack the management and technical infrastructure required to develop and support Internet services.

    Therefore, companies seeking to do business on the Internet are increasingly engaging Internet professional services firms to provide integrated strategy, creative, technology and project management services. We believe that companies are best served by firms that have overcome the cultural and operational challenges of integrating strategy, creative, technology and project management services into a single offering and that have a proven methodology centered on the needs of customers.

                              AGENCY.COM APPROACH

    AGENCY.COM provides a broad range of integrated services that enable businesses to use the Internet and Internet technologies to develop and enhance long-term interactive relationships with their customers. AGENCY.COM's approach includes the following key elements:

INTEGRATED FULL-SERVICE OFFERING

    We provide integrated strategy, creative, technology and project management services in a seamless package. We start from the initial assessment of a client's positioning and needs and work through post-implementation analysis and development. We believe that our comprehensive integrated service offering results in time and cost savings for our clients and also increases the likelihood that their projects will be completed successfully.

INTERNET FOCUS AND EXPERIENCE

    Since our founding in 1995, we have focused exclusively on Internet technologies and their implications for businesses. Our Internet focus allows us to best fulfill our clients' needs and continuously refine our services while staying at the forefront of the Internet's rapid evolution.

CUSTOMER DRIVEN

    In planning, designing and deploying Internet services and strategies, we base our work on the needs of our clients' customers. We focus on our clients' customers because these individuals ultimately determine the success of our clients' Internet businesses. Our approach enables us to establish a solid and effective base from which our clients may develop their interactive relationships. We work with our clients to analyze their customers' needs to create Internet strategies best-suited for the client and these customers.

RELATIONSHIPS WITH CLIENTS

    We seek to develop long-term relationships with our clients. We become familiar with their businesses and work closely with senior management to understand, predict and address our clients' evolving strategic business needs. Upon engagement, we assign to the client a dedicated multi-disciplinary team of professionals which works with our client during each phase of the initial project and on future projects. We share our experience and knowledge with our clients to enhance their familiarity with the Internet and its capabilities. We also establish extranets with our clients to improve the exchange of information on all ongoing projects.

AGENCY.COM CULTURE

    Our culture is based on the principles of honoring the value of individuals working as a team, growing through learning and knowledge-gathering, embracing change and encouraging innovation. We recognize that we succeed as a firm only when clients benefit from our work. We believe that nurturing our culture and values enables us to deliver innovative solutions and attract and retain top professionals. Our management and operational infrastructure foster our culture. For example, substantially all of our employees have an equity stake in the company through our stock option plan, and we have developed and put into practice a number of internal mentoring and learning programs.

                              AGENCY.COM STRATEGY

    AGENCY.COM's goal is to build upon our position as an international provider of Internet professional services. To achieve this goal, we are pursuing the following strategies:

CONTINUE TO BUILD LONG-TERM RELATIONSHIPS WITH OUR CLIENTS AND OTHER
  INTERNATIONAL COMPANIES

    We believe that strong, long-term relationships with clients yield significant benefits both to our clients and to our business. The depth and breadth of our client relationships are demonstrated by our integral involvement in developing Internet strategies, including the planning and budgeting process, for a number of our large clients. In addition, we have retainer-based relationships with a number of these clients and plan to increase the number of clients on retainer. We believe that our record of client satisfaction has contributed to an increase in the amount, scope and complexity of services requested by many of our clients. As an indication of our success, 19 of our top 20 clients in 1998 continued to engage us in 1999.

FURTHER ENHANCE OUR MULTI-DISCIPLINARY TEAM APPROACH

    Because our work requires expert knowledge of multiple disciplines, we believe that Internet professional services are most effective when delivered through integrated, multi-disciplinary client teams. We provide all our services through client-centered teams that include strategy, creative, technology, project management and client services professionals. Our client teams, and the culture of teamwork that they enforce, shape the overall structure and operation of our company. In order to deliver to our clients a broad range of sophisticated services on an international basis, all of our offices operate together as a single, unified organization rather than a set of competing entities. We will continue to invest in and nurture our team-based organization in order to better fulfill our clients' needs.

DEVELOP STRONG POSITIONS IN SERVICES TO BENEFIT OUR CLIENTS

    We will continue to build strong positions in services such as Internet advisory, consulting and planning services, Internet commerce and communication services and online branding and marketing services. We believe that these services provide opportunities for strong growth, and help differentiate us from our competitors. We have developed, and will continue to develop, new interactive strategies as our clients' needs evolve and as new technologies emerge. As with our current offerings, any new service that we offer to our clients will incorporate a mix of our strategy, creative and technology capabilities. We are currently working with many emerging technologies and stay current with industry developments through our dedicated team of technical specialists who continually evaluate new technologies and develop innovative strategies. Our strategies may incorporate technologies such as wireless devices and devices suited to high bandwidth Internet connections for transmission of voice, video, data and fax, known as broadband network devices.

EXTEND OUR GEOGRAPHIC REACH

    We believe that significant opportunities exist for our services beyond our current locations, including serving existing and new clients in other markets. We have expanded, and intend to continue to expand, our geographic presence in key locations based on our clients' needs and market opportunities. We plan to continue to expand primarily through organic growth along with possible targeted acquisitions. Extending our geographic reach allows us to better serve our multi-national clients by providing services locally through our regional offices while taking advantage of our international resources and knowledge base. We believe our ability to provide Internet professional services internationally provides us with a competitive advantage. We currently have offices located in the United States and Europe, and have resources in an additional location through our minority investment.

ATTRACT AND RETAIN THE HIGHEST QUALITY PROFESSIONALS AND FACILITATE EMPLOYEE
  DEVELOPMENT THROUGH TRAINING, CULTURE AND SUPPORT

    We believe that attracting and retaining high quality professionals is critical to our success. Our culture is an integral part of our ability to attract and retain quality professionals. We provide a stimulating and nurturing work environment to increase employee satisfaction. We will continue to invest in knowledge transfer, training and staff development resources for our employees. In addition, we offer a competitive compensation package, including broad-based equity ownership through our stock option plan.

ENHANCE AWARENESS OF AGENCY.COM AS AN INTERNATIONAL PROVIDER OF INTERNET
  PROFESSIONAL SERVICES

    AGENCY.COM has built a recognized brand in the Internet professional services market. Our internal marketing and corporate communications teams promote our brand through speaking engagements, event sponsorships, interviews and industry conferences. We receive additional promotion from media coverage and from the numerous awards we have received for our work. Our brand enables us to more effectively attract clients and employees. We seek to be the most recognized Internet professional services firm and to be among the few firms that the Global 1000 consider when choosing an Internet professional services provider.

                              AGENCY.COM SERVICES

    We provide fully integrated Internet professional services to our clients that enhance the development of their interactive relationships. We conceive and implement Internet services and strategies that add value to our clients' businesses. We deliver to our clients services that include strategic business planning, Web site content development, graphic design and computer programming. Each client benefits from our fully integrated service offering delivered by a team of strategy, creative and technology professionals. Each engagement has a project manager who coordinates and oversees the team. The project manager reports to the relationship manager who has direct responsibility for the client relationship. The following is a description of the primary components of our service offerings:

STRATEGIC SERVICES

    AGENCY.COM helps clients translate their corporate goals and objectives into Internet strategies. We work closely with our clients to understand and analyze their businesses. We help our clients formulate and execute their Internet strategies in the context of their business and marketing goals, operational methods and success criteria. Our strategic services include assisting our clients in:

    - establishing the operational guidelines and management structure necessary to execute their Internet strategies;

    - helping clients to formulate Internet strategies to reach new customers;

    - reducing the costs of serving existing customers;

    - improving the efficiency of internal operations; and

    - promoting customer loyalty and designing appropriate and innovative ways to extend our clients' brands on the Internet.

INTERNET COMMERCE AND COMMUNICATION SERVICES

    We help our clients use the Internet as an effective means of communicating and transacting with customers. We create Internet resources such as Web sites for our clients that encompasses the entire customer relationship, including:

    - introducing relevant, customized information, products and services;

    - demonstrating the benefits of their products and services and gaining customer acceptance;

    - facilitating transactions; and

    - providing ongoing service tailored to the needs of and based on the feedback from each customer.

CREATIVE SERVICES

    We assist clients in designing online resources, including Web sites, that are easy for customers and others to use and that effectively present our clients' brands. In all of our creative work, we work closely with our clients to understand their brands and the needs of their customers. We advise clients on how they can bring their brands online in a manner consistent with their other marketing and product branding. We often create the graphical elements for our clients' Web sites and gauge their effectiveness through sample group testing. We often coordinate online marketing campaigns with clients' traditional advertising agencies.

SYSTEMS INTEGRATION

    We recommend and install appropriate hardware and software networks that support our clients' Internet strategies. We provide integration services to link disparate third party systems. We often integrate Internet-based technologies with our clients' older information technology systems, such as legacy and client-server systems. We also adapt and develop custom software solutions and build add-on components to our clients' existing software applications. Systems integration projects have included the integration of sales systems, accounting systems and inventory systems to function over the Internet.

EMERGING AND OTHER TECHNOLOGIES

    The Internet is constantly changing. AGENCY.COM employs emerging technologies and capitalizes on new media developments to provide services that improve its clients' businesses. For example, we provide our clients with broadband and multimedia capabilities through our dedicated film, audio and video (FAV) group, and provide clients with interactive television services through our dedicated iTV group and provide clients with WAP (wireless access protocol) enabled services through our "m-business" group. These applications include live, realtime Internet-based video broadcasts, known as Web-casting, motion graphics, music and streaming media. We work with many emerging technologies and stay current with industry developments through our dedicated team of technical specialists who continually evaluate new technologies and develop innovative services.

                         AGENCY.COM COMPASS METHODOLOGY

    Our "Compass" methodology guides project management and execution. We believe this methodology enables us to provide consistent quality on all engagements and maximizes the value we deliver to our clients. Compass can be employed on projects of all types, sizes and geographic boundaries. Our process follows four distinct phases: Discovery, Design, Production and Deployment. Within any phase of our methodology, we incorporate a series of steps-Check, Adjust and Assess-that ensure that our client's expectations for quality are met in each stage. We refine our methods within Compass's four phases based on input from clients and client teams. We also integrate the best practices of the companies we acquire into Compass.

DISCOVERY

    During the Discovery phase, we assess the client's positioning and needs, with an emphasis on the client's customers, and analyze the tasks and resources required to deliver an effective Internet strategy. Based on this understanding, we develop an initial plan for designing and completing the project. AGENCY.COM works closely with the client to formulate and finalize the strategy and services to be provided.

DESIGN

    During the Design phase, we define the creative components, technical design and information architecture. These components are integrated and represented in a detailed Design document, which is reviewed by the client at numerous stages. We build a prototype and conduct useability testing during this phase to ensure that the design is best suited to the client's needs. The final design document serves as a blueprint for the ensuing phases.

PRODUCTION

    During the Production phase, we develop and integrate all of the creative, technical and information components. We then test the system jointly with the client and optimize the performance of the hardware and software. At the end of this phase, we deliver to our client a product that is ready for deployment.

DEPLOYMENT

    During the Deployment phase, we formally "launch" the client's Internet system following all final testing and acceptance. We also educate and train our client to use and maintain the finished application and, where appropriate, transfer full control of the product to our client.

    We finish projects with a post-implementation evaluation, including measurement against initial benchmarks and a client evaluation of AGENCY.COM's work. Following the completion of a project, we document non-proprietary knowledge and experiences, such as revised work plans or enhanced knowledge of a particular technology, through post-engagement, internal reviews. This information is then disseminated to our employees both through our internal intranet and specific training sessions. By broadening our professionals' knowledge base and improving their understanding of their field, we are able to assist them in better serving client needs.

    Following the completion of the Deployment phase, at the request of the client, the AGENCY.COM client team often returns to the Discovery phase in order to further develop and evolve our client's Internet business.

                               PEOPLE AND CULTURE

    We believe that our people and culture represent a significant competitive advantage and that our ability to scale innovation and creativity is at the core of our success to date. To successfully compete in the future, we must continue to identify, recruit, hire and retain outstanding professionals. We continually nurture, develop and evolve a culture that supports innovation and creativity.

RECRUITING, RETAINING AND GROWING

    We promote and support each employee's personal growth through a variety of career development programs. Internal knowledge management resources gather the collective experience of client teams and individuals. Informal, internal educational programs expose staff to new experiences. Examples include InspireU, a collection of employee-led training courses, and Urban Desires, an online magazine owned by our founders that is used to explore advanced and artistic interactive experiences. More formal programs, involving internal and external resources, focus growth along specific career tracks. Examples include seminars with outside experts and multi-day training workshops.

    Recruiting and training are important to us. A dedicated recruitment group works with management to fulfill staffing objectives on a regional and international basis. We recently hired a new executive vice president of global recruiting to further strengthen our recruiting organization. New hires are commonly obtained through referrals from current and former staff as well as from recruiters and self-initiated referrals.

    Once we have hired an employee, our focus shifts to retention. In addition to offering competitive compensation, we believe that we retain employees by offering them a meaningful career path. Each employee is assigned a career manager who provides regular coaching and helps the employee to establish goals and objectives and to achieve them. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach.

SCALING INNOVATION AND CREATIVITY

    We believe that possessing a single, unified culture in all offices internationally is critical to fulfilling our business objectives. We pursue a number of initiatives to emphasize and reinforce our culture and values. We encourage regional managers to share resources across offices. Our client teams combine individuals with experience in a variety of backgrounds to collaborate, innovate and deliver services as a single unit. We instill and maintain our culture throughout our company by promoting our core values:

    - We succeed only when our clients benefit from our work

    - We deliver excellence with the highest standards of integrity

    - We honor the dignity and value of individuals working as a team

    - We celebrate diversity of people, ideas and cultures

    - We seek to grow through learning and knowledge gathering

    - We embrace change and encourage innovation

SALES AND MARKETING

    We seek to generate revenues from our existing and new clients. We continue to work with many of our early clients. We target the Global 1000, top private companies and new businesses focused on the Internet. For the year ended December 31, 1999, British Airways accounted for more than 10% of our revenues on an actual basis.

EXISTING RELATIONSHIPS

    We focus on long-term relationships with our clients. To facilitate this, we assign a relationship manager to each of our clients. This relationship manager leads the client engagement and proactively works with the client to refine and further develop its Internet strategies. Our client team, led by a relationship manager, identifies areas for potential business growth and positions AGENCY.COM as the provider of these services.

NEW BUSINESS DEVELOPMENT

    To target new clients, we have more than 20 New Business Development professionals located in our regional offices who seek to develop relationships with companies that have businesses that can benefit from Internet services and strategies, are willing to make a significant commitment to pursuing interactive opportunities and are located in the same geographic regions as our offices.

MARKETING EFFORTS

    Our marketing program focuses on extending our brand, generating incremental revenue and increasing our visibility. We supplement our marketing efforts with our marketing and technology alliances. Marketing and technology alliances provide mutually beneficial staff cross-training opportunities and business development opportunities to enhance the services we provide to our clients and to increase our technical awareness and internal capabilities.

ACQUISITIONS AND INTEGRATION

    We evaluate potential acquisitions based on strategic and geographic fit. After determining that an acquisition candidate meets one of these two criteria, we then focus on its cultural fit. We target companies that will help us become the leading global provider of Internet professional services. Acquired companies benefit from our management expertise, international infrastructure, long-term client focus, track record, brand awareness and brand strength. We have acquired 12 companies since our founding in 1995.

COMPETITION

    We compete with other providers of Internet professional services. The market for these services has grown dramatically in recent years as a result of the increasing use of the Internet by businesses for communication, marketing and information dissemination to their customers, suppliers, business partners and employees. Our market is intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to persist and intensify in the future. Our current and potential competitors include:

    - Internet professional services firms, such as iXL, Organic, Proxicom, Razorfish, Scient, USWeb/ CKS and Viant;

    - traditional strategic consulting firms, such as Booz-Allen & Hamilton, Boston Consulting Group and McKinsey;

    - interactive advertising agencies, such as Modem Media.Poppe Tyson and OgilvyOne;

    - professional services groups of computer equipment companies, such as Hewlett-Packard and IBM;

    - traditional systems integrators, such as Andersen Consulting, Cambridge Technology Partners, EDS and Sapient; and

    - internal resources of current or potential clients.

    We believe the principal competitive factors in our market are:

    - breadth and integration of service offerings;

    - cost and quality of service;

    - client relationships;

    - technical knowledge and creative skills;

    - reliability;

    - ability to attract and retain quality professionals;

    - brand recognition;

    - reputation; and

    - vertical industry knowledge.

    We believe that we compete favorably with respect to these factors, but we cannot assure you that we will continue to do so in the future.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

    We pursue the registration of our trademarks in the United States and internationally in France, Germany, the Netherlands, Singapore, the United Kingdom and the European Community. We may not be able to secure adequate protection of our trademarks in the United States and other countries. We currently hold trademark registrations in the United States, France, Germany, the United Kingdom and the Netherlands for the AGENCY.COM trademark and have applied for the registration of "Interactive Relationship Management" in the United States, the United Kingdom and Singapore. Effective trademark protection may not be available in all the countries in which we conduct business.

    We have also filed applications to register the AGENCY.COM trademark in Singapore and the European Community, however, we have not received any responses to date. As we begin operations in new countries, it is our intention to either file trademark applications for the AGENCY.COM trademark in these countries or rely on the protection afforded by our European Community registration in those countries where registration provides protection. To the extent that we file new applications, we cannot assure you that any of these applications will be accepted.

    Policing unauthorized use of our marks is difficult and expensive. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

    We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

OUR CORPORATE HISTORY

    We were incorporated in New York on February 10, 1995 and commenced operating as an Internet professional services firm. We reincorporated in Delaware on August 30, 1999. We completed our initial public offering on December 8, 1999, selling a total of 6,785,000 shares of common stock, including 885,000 shares pursuant to the exercise of the underwriters' over-allotment option.

EMPLOYEES

    As of December 31, 1999, we had over 1100 full-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and we believe our relationship with our employees is good.

ITEM 1A. RISK FACTORS

    You should carefully consider the following risks in your evaluation of us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR FUTURE SUCCESS IS UNCERTAIN BECAUSE WE ARE AN EARLY-STAGE COMPANY

    Because we are in an early stage of development, we are subject to the risks that we will fail to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. These risks are even greater because we are operating in a new and rapidly evolving market. We cannot assure you that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

OUR REVENUES COULD BE AFFECTED BY THE LOSS OF A MAJOR CLIENT

    A substantial portion of our revenue is generated from a limited number of major clients. In particular, on a pro forma basis our ten largest clients accounted for approximately 39% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. If one of our major clients discontinues or reduces the use of our services, our business, results of operations and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a material adverse effect on our business, results of operations and financial condition.

IF CLIENTS PREMATURELY TERMINATE OR REDUCE THE SCOPE OF EXISTING CONTRACTS, OUR
  REVENUES MAY DECLINE

    Our services are often sold pursuant to short-term arrangements and most clients can reduce or cancel their contracts for our services without penalty and with little or no notice. These arrangements are in writing, are binding contracts and typically range in term from three months to one year. If a major client or a number of small clients were to terminate, significantly reduce or modify their business relationships with us, then our business, results of operations and financial condition would be materially adversely affected. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing projects.

OUR REVENUES ARE DIFFICULT TO PREDICT, WHICH COULD LEAD TO POOR OPERATING
  RESULTS

    We derive our revenues in part from fees for services generated on a project-by-project basis. These projects vary in length and complexity, as well as in the fee charged for our services. Revenues are recognized for time and materials projects as services are provided. Revenues from fixed-fee contracts are recognized as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. Our methods of recognizing revenue also vary depending on whether we enter into a retainer, time-and-materials or fixed fee arrangement with the client. As a result, there may be significant fluctuation in the amount of revenue generated by a particular client in different periods. Aggregate quarterly results may fluctuate as well. We may be unable to adjust our cost structure quickly enough to offset unexpected revenue shortfalls due to the fact that many of our costs are fixed or are associated with commitments which cannot be immediately terminated, which could cause our operating results to suffer.

OUR PAST ACQUISITIONS MAKE EVALUATING OUR BUSINESS DIFFICULT

    Our historical results of operations do not fully give effect to the operations of the companies we have acquired and the pro forma financial information included in this report is based in part on the separate pre-acquisition financial reports of these acquired companies. Consequently, our historical results of operations and pro forma financial information may not give you an accurate indication of how AGENCY.COM, together with these combined entities, will perform in the future.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US AND
  MAY LIMIT OUR GROWTH

    Our future liquidity and capital requirements are difficult to predict as they depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments. Although we believe that we have sufficient funds for working capital, we may need to raise additional funds in order to meet additional working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional funds when needed or the terms are not favorable, our growth could be impeded.

IF WE FAIL TO ACCURATELY ESTIMATE COSTS OF FIXED-FEE PROJECTS, OUR OPERATING
  RESULTS MAY SUFFER

    We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The majority of our revenues are derived from time and materials contracts. On a pro forma basis at December 31, 1999 5% of our revenue was derived from retainer contracts, 79% of our revenue was derived from time and materials contracts and 16% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time we need for these projects, which may cause the costs of completing these projects to exceed the fixed fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense in the period in which additional anticipated costs are identified.

                    RISKS RELATED TO OUR STRATEGY AND MARKET

FAILURE TO PROPERLY MANAGE OUR EXPANDING OPERATIONS MAY ADVERSELY IMPACT OUR
  BUSINESS

    Our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to December 31 1999, our staff increased from approximately 60 to over 1100 employees. If we cannot effectively manage our expanding operations, we may not be able to continue to grow, or may grow at a slower pace. To manage any future growth we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot assure you that our controls, systems or procedures will be able to support our expanding operations or that we will be able to manage both internal and acquisition-based growth effectively.

OUR PAST AND FUTURE ACQUISITIONS, IF ANY, SUBJECT US TO SIGNIFICANT RISKS, ANY
  OF WHICH COULD HARM OUR BUSINESS

    Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

    - adverse effects on our reported operating results due to the amortization of goodwill associated with acquisitions;

    - diversion of management attention from running our existing business;

    - increased expenses, including compensation expenses resulting from newly-hired employees; and

    - potential disputes with the sellers of acquired businesses, technologies, services or products.

    We may not be successful in integrating the technology, operations and personnel of any acquired business. Client satisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service or product could significantly underperform relative to our expectations. For all these reasons, our past and future acquisitions, if any, could have a material adverse effect on our business, results of operations and financial condition.

WE SOMETIMES AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS, WHICH
  LIMITS OUR BUSINESS OPPORTUNITIES

    We have agreed with eleven of our clients, including three of our 20 largest clients, to limit our right to enter into business relationships with competitors of that client for a specific time period. These provisions typically prohibit us from performing a broad range of our Internet professional services which we might otherwise be willing to perform for potential clients. These provisions are generally limited to six months and are sometimes further limited by office location or apply only to specific employees. These provisions may limit our ability to enter into engagements with new clients for specified periods of time. This may adversely affect our business opportunities and our revenues.

WE FACE INTENSE COMPETITION, WHICH COULD HARM OUR BUSINESS

    Our market is new, intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to intensify and increase over time because

    - there are no substantial barriers to entering the Internet professional services market;

    - our industry is consolidating; and

    - many of our competitors are forming cooperative relationships.

    We compete against other Internet professional services firms, as well as a number of different types of companies that are not exclusively in the Internet professional services business. These competitors, which generally offer some of the Internet professional services we offer, include:

    - traditional strategic consulting firms;

    - interactive advertising agencies;

    - professional services groups of computer equipment companies;

    - traditional systems integrators; and

    - internal groups of current or potential clients.

    Many of our competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships and significantly greater financial, technical, personnel and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients, employees and strategic partners. Further, our competitors may perform Internet services that are equal or superior to our services or that achieve greater market acceptance than our services. We have no patented or other proprietary technology that would preclude or inhibit competitors from duplicating our services. We must rely on the skills of our personnel and the quality of our client service.

    Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

IF WE ARE UNABLE TO IDENTIFY, HIRE, TRAIN AND RETAIN HIGHLY QUALIFIED INTERNET
  PROFESSIONALS AND RETAIN CURRENT KEY PERSONNEL, OUR BUSINESS AND GROWTH WILL SUFFER

    Our success depends on our ability to identify, hire, train and retain highly qualified Internet professionals. These individuals are in high demand and we may not be able to attract and retain the number of highly qualified Internet professionals that we need. Historically, we have experienced significant employee turnover. If we cannot retain, attract and hire the necessary Internet professionals, our ability to grow, complete existing projects and bid for new projects would be adversely affected and our business, results of operations and financial condition would suffer.

    In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, our Chairman, Chief Executive Officer and President, Kyle Shannon, our Chief People Officer, Kevin Rowe, our President--North America and Eamonn Wilmott, our President--Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations and financial condition, as well as our ability to grow.

IF NOT MANAGED EFFICIENTLY, OUR RAPID GROWTH IN PERSONNEL MAY DIVERT
  MANAGEMENT'S ATTENTION FROM THE OPERATION OF OUR BUSINESS

    From January 1, 1997 to December 31, 1999, our employee base has grown from approximately 60 to over 1,100 employees. Our growth has placed significant demands on our managerial and operational resources. Our failure to manage our growth efficiently may further divert management's attention from the operation of our business, which may result in increased expenses and interruptions in our operations.

    OUR EFFORTS TO RAISE AWARENESS OF THE AGENCY.COM BRAND MAY NOT BE SUCCESSFUL, WHICH MAY LIMIT OUR ABILITY TO EXPAND OUR CLIENT BASE AND ATTRACT ACQUISITION CANDIDATES AND EMPLOYEES

    We believe that building the AGENCY.COM brand is critical for attracting and expanding our targeted client base and employees. If we do not continue to build the AGENCY.COM brand on a global basis, we may not be able to effect our strategy. We also believe that reputation and name recognition will grow in importance as the number of companies competing in the market for Internet professional services increases. Promotion and enhancement of our name will depend largely on our success in continuing to provide high quality, reliable and cost-effective services. If clients do not perceive our services as meeting their needs, or if we fail to market our services effectively, we will be unsuccessful in maintaining and strengthening our brand. If we fail to promote and maintain our brand, or incur excessive expenses to do so, our business, results of operations and financial condition will materially suffer.

OUR INTERNATIONAL EXPANSION STRATEGY COULD SUBJECT US TO SIGNIFICANT RISKS, MANY
  OF WHICH COULD HARM OUR BUSINESS

    We expect to expand our international operations and international sales and marketing efforts. We commenced operations in the United Kingdom in October 1997, France in April 1999, the Netherlands in August 1999 and Denmark in November 1999, and made a minority investment in a company in Singapore in December 1998 and July 1999. Our international offices offer Internet professional services similar to our domestic offices. We have had limited experience in marketing, selling and distributing our services internationally, and we cannot assure you that we will be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, results of operations and financial condition, as well as our ability to grow.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADAPT APPROPRIATELY TO THE DIFFERENCES
  ASSOCIATED WITH OPERATING INTERNATIONALLY

    Our international operations began in October 1997 and we are initially focusing our international operations in Europe and Asia. We have no current plans to expand to any specific location internationally. Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets. If we do not appropriately anticipate changes and adapt our practices, our business, results of operations and financial condition could materially suffer. We anticipate that we will face the following challenges internationally:

    - the burden and expense of complying with a wide variety of foreign laws and regulatory requirements;

    - potentially adverse tax consequences;

    - longer payment cycles and problems in collecting accounts receivable;

    - technology export and import restrictions or prohibitions;

    - tariffs and other trade barriers;

    - difficulties in staffing and managing foreign operations;

    - political and economic instability;

    - cultural and language differences;

    - fluctuations in currency exchange rates; and

    - seasonal reductions in business activity, especially during the summer months in Europe and certain other parts of the world.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME LESS
  COMPETITIVE AND OUR BUSINESS COULD SUFFER

    Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. If we cannot keep pace with these changes our services could become less competitive and our business could suffer. To achieve our goals, we need to provide strategic business and Internet services that keep pace with continuing changes in industry standards, information technology and client preferences. We may be unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements. This would materially and adversely affect our business, results of operations and financial condition.

THE MARKET FOR OUR SERVICES AND OUR REVENUE GROWTH DEPEND ON OUR CURRENT AND
  POTENTIAL CLIENTS ACCEPTING AND EMPLOYING THE INTERNET

    Since we expect to derive most of our revenues from providing Internet professional services, our future success is dependent on the increased use of the Internet. If the Internet fails to develop into a viable marketplace, or develops more slowly than expected, our business, results of operations and financial condition could materially suffer. Most of our current or potential clients have limited experience with the Internet and may determine that the Internet is not an effective method for expanding their businesses. We cannot assure you that the market for Internet professional services will continue to grow or become sustainable.

    The Internet may not develop into a viable commercial marketplace because of many factors, including:

    - the inadequate development of the necessary infrastructure;

    - a lack of development of complementary products (such as high speed modems and high speed communication lines); and

    - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

    The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. We cannot assure you that the Internet infrastructure will be able to support the demands placed on it by this continued growth. In addition to the Internet's uncertain ability to expand to accommodate increasing traffic, critical issues concerning the use of the Internet (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved. For example, a number of states have recently permitted telephone companies to charge increased rates for consumers connecting to the Internet. Concerns regarding these issues may affect the growth of the use of Internet technologies to solve business problems.

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS AND SUBJECT US TO INCREASED EXPENSES

    Although we have not experienced any Year 2000 problems, it is possible that we could still face problems or disruptions. While we believe that all of our systems are year 2000 compliant, we cannot assure you that we will not discover a problem during the current year that needs to be addressed. In addition, we depend on a number of third-party vendors to provide both information and non-information technology systems and services. While we believe that our material third-party systems and services are Year 2000 compliant, we cannot be sure that we will not experience any problems with these systems and services during 2000. We also cannot provide any assurance that governmental agencies, utility companies, Internet access companies and others outside of our control will not experience any future Year 2000 problems.

                       RISKS RELATED TO LEGAL UNCERTAINTY

GOVERNMENTAL REGULATIONS REGARDING THE INTERNET MAY BE ENACTED WHICH COULD
  IMPEDE OUR BUSINESS

    To date, governmental regulations have not materially restricted the use of the Internet by our clients in their markets. However, the legal and regulatory environment that pertains to the Internet may change. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly, by regulating our operations or imposing additional taxes on the services we provide, which could adversely impact our results and operations. These regulations could restrict our ability to provide our services or increase our costs of doing business.

    In addition, new laws could impact us indirectly by preventing our clients from delivering products and services over the Internet or slowing the growth of the Internet. In particular, our business may be indirectly affected if new laws inhibit the growth of the Internet. New laws relating to sales and other taxes, user privacy, pricing controls, consumer protection and international commerce may dampen the growth of the Internet as a communications and commercial medium. For example, a number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sales of goods and services and other Internet activities. In addition, unfavorable judicial interpretation of existing laws, and the adoption of new laws, regarding liability for libel and defamation and copyright, trademark and patent infringement may extend liability to Web site owners. If these new laws decrease the acceptance of e-commerce and other aspects of the Internet, our clients may be harmed and, as a consequence, our revenue growth and growth in demand for our services would be limited and our business, results of operations and financial condition would be adversely affected.

WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS, WHICH
  COULD SUBJECT US TO INCREASED EXPENSES

    Because we have employees, property and business operations in the United States, Denmark, France, the Netherlands, Singapore and the United Kingdom, we are subject to the laws and the court systems of multiple jurisdictions. We may become subject to claims in foreign jurisdictions for violations of their laws. In addition, these laws may change or new laws may be enacted in the future. International litigation is often expensive, time-consuming and distracting, and could have a material adverse effect on our business, financial condition and results of operations.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR
  BRAND

    Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We do not have any patents or patent applications pending and existing trade secret, trademark and copyright laws afford us only limited protection. It may be possible for third parties to obtain and use our intellectual property without our authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign jurisdictions may not protect our intellectual property rights to the same extent as do the laws of the United States.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE
  AND DISRUPTIVE TO OUR BUSINESS

    We cannot be certain that our services, the finished products that we deliver or materials provided to us by our clients for use in our finished products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Intellectual property litigation is expensive and time consuming and successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

IF WE FAIL TO DELIVER QUALITY SERVICES OR FULFILL CLIENT NEEDS, OR IF OUR
  SERVICES HARM OUR CLIENTS' BUSINESSES, WE MAY FACE ADDITIONAL EXPENSES, LOSSES OR NEGATIVE PUBLICITY

    Many of our engagements involve projects that are critical to the operations of our clients' businesses. If we cannot complete engagements to our clients' expectations, we could materially harm our clients' operations. This could damage our reputation, subject us to increased risk of litigation or force us to redesign the project. Any of these events could have a material adverse effect on our business, results of operations and financial condition. While our agreements with clients often limit our liability for damages arising from our rendering of services, we cannot assure you that these provisions will be enforceable in all instances or would otherwise protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. The successful assertion of one or more significant claims against us could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE SUBJECT TO CLAIMS FOR PAST ACTS OF THE COMPANIES THAT WE ACQUIRE,
  WHICH MAY SUBJECT US TO INCREASED EXPENSES

    We could experience financial or other setbacks if any of the businesses that we acquire had problems in the past of which we are not aware. We are not aware of any material legal liabilities of the companies we have acquired to date. However, to the extent any client or other third party asserts any legal claim against any of the companies we have acquired, our business, results of operations and financial condition could be materially adversely affected.

                          RISKS RELATED TO OUR SHARES

AS AN INTERNET-RELATED COMPANY, OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE
  AND COULD DROP UNEXPECTEDLY

    The price at which our common stock trades is highly volatile and fluctuates substantially. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

OUR DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATES OWN ENOUGH OF OUR SHARES TO
  CONTROL AGENCY.COM, WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE
  MATTERS

    Our directors, executive officers and affiliates currently beneficially own approximately 73% of our common stock. Accordingly, these stockholders could control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. The interests of these stockholders may differ from the interests of the other stockholders. Omnicom, together with its wholly-owned subsidiary Communicade, currently beneficially own approximately 45% of our common stock, allowing them to significantly influence the outcome of any matter submitted to a vote of AGENCY.COM stockholders.

OUR STOCKHOLDERS COULD BE ADVERSELY AFFECTED AS A RESULT OF OMNICOM'S AND ITS
  TWO DESIGNATED DIRECTORS' POTENTIAL CONFLICTS OF INTERESTS

    Omnicom has significant ownership positions in some of our direct competitors. These ownership positions may create conflicts of interest for Omnicom and its director nominees as a result of their access to information and business opportunities possibly useful to us and to these competitors.

TWO OF OUR DIRECTORS ARE ALSO DIRECTORS OF TWO OF OUR DIRECT COMPETITORS

    John D. Wren, one of Communicade's nominees to our Board of Directors, is also a director of Razorfish, Inc., one of our direct competitors. Gerald Bruce Redditt, also one of Communicade's nominees to our Board of Directors, is also a director of Organic, Inc., one of our direct competitors. These directorships may create actual and perceived conflicts of interest for Mr. Wren and Mr. Redditt as a result of their access to information and business opportunities possibly useful to us and these competitors.

OMNICOM HAS PROVIDED US WITH FINANCING AND IT HAS NO OBLIGATION TO RENEW OUR
  CREDIT FACILITY BEYOND ITS TERMINATION DATE

    We have received significant benefits from our relationship with Omnicom, our largest shareholder. We currently invest substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance. To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 5.6% on December 31, 1999, plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond
September 30, 2001. We cannot assure you that upon termination of this facility we will be able to obtain any additional financing. As a result, our financial condition might suffer.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

    Based on shares outstanding on December 31, 1999, from time to time, a total of approximately 27,800,000 additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, Omnicom and Communicade together hold warrants to purchase an aggregate of 6.0 million shares of our common stock. If they exercise these warrants and sell the underlying shares of common stock in the market, the market price of our common stock could decline.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS
  MAY CONSIDER FAVORABLE

    Provisions in our charter and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of common and preferred stock and notice requirements for stockholder meetings, and Delaware law, regarding the ability to conduct specific types of mergers within specified time periods, may have the effect of delaying or preventing a change of control or changes in our management that stockholders may consider favorable or beneficial or that would provide stockholders with a premium to the market price of their common stock. A classified board of directors may inhibit acquisitions in general and a tender offer not endorsed by our board in particular since only one-third of our directors are reelected annually, thereby requiring two annual meetings before a majority of the directors could be replaced. The authorization of undesignated preferred stock gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

ITEM 2. PROPERTIES

    Our principal executive offices and New York operating office are currently located in a leased facility in New York, New York, consisting of an aggregate of approximately 155,000 square feet. The lease for this office space expires on April 15, 2014. We also lease space for our operations in California, Colorado, Illinois, Massachusetts, New Jersey, Oregon and Texas, as well as in Denmark, France, the Netherlands and the United Kingdom. While our subsidiary
I-traffic, Inc. currently maintains offices in New York and San Francisco, we expect the operations of I-traffic to be combined with our existing offices in these cities in the second quarter of 2000. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to a Written Consent in Lieu of a Special Meeting of the Stockholders dated December 7, 1999, holders of the requisite majority of the then outstanding shares of Common Stock of the Company approved various resolutions in connection with the Company's Initial Public Offering. These matters included the increase of the size of the Board of Directors to seven and the election of the following directors to serve in the indicated classes until the term for each director expires, with the terms to begin upon the initial public offering: Jeffrey Rayport (Class I), Thomas DeLong (Class I), Bruce Redditt (Class II), Kenneth Trush (Class II), Kyle Shannon (Class II), Chan Suh (Class III) and John Wren (Class III). Also approved were certain amendments to the Company's certificate of incorporation and the filing of the Company's Second Amended and Restated Certificate of Incorporation.

    Pursuant to a Written Consent in Lieu of a special meeting of the Stockholders dated October 15, 1999, holders of the requisite majority of the then outstanding shares of Common Stock of the Company approved the adoption of the 1999 Employee Stock Purchase Plan and approved an increase of 75,000 shares in the number of shares reserved for issuance under the 1999 Stock Option/Stock Issuance Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol ACOM. As of March 16, 2000, the Company had 463 holders of record of its Common Stock. The high sales price for the Company's Common Stock on the Nasdaq National Market for the period from the Company's initial public offering on December 8, 1999 to December 31, 1999 was $98.00 and the low sales price was $51.00. From January 1, 2000 until March 20, 2000, the high sales price for the Company's Common Stock was $56.00 and the low sales price was $26.25.

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended December 31, 1999, the Company issued and sold the following securities:

    In October 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Interactive Traffic Inc., a Delaware corporation ("I-traffic") was merged with and into a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, the Company issued an aggregate of 469,320 shares of its common stock for all of the issued and outstanding capital stock of I-traffic and agreed to issue additional shares in the event that I-traffic achieves certain future targeted operating results. The Company also assumed options to purchase the equivalent of 160,679 shares of the Company's common stock and issued 60,000 new options under the Company's 1999 Stock Option/Stock Issuance Plan.

    In November 1999, the Company entered in to a Stock Exchange Agreement (the "Exchange Agreement"). Under the terms of the Exchange Agreement, the Company issued an aggregate of 572,000 shares of its common stock for all of the issued and outstanding capital stock of Visionik A/S, a Danish corporation ("Visionik").

    The foregoing transactions did not involve a public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

    The Company from time to time has granted stock options to employees in reliance upon exemption from registration pursuant to either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), or
(ii) Rule 701 promulgated under the Securities Act. The following table sets forth certain information regarding such grants:

                                                      NUMBER OF
                                                      SHARES      EXERCISE PRICES
                                                      ---------   ---------------
January 1, 1999 to December 31, 1999................  6,220,330    $0.41-$51.00

    No underwriters were involved in connection with the sales of securities referred to in this Item 5.

                                DIVIDEND POLICY

    We have not declared or paid any cash dividends on our common stock other than a distribution to our stockholders prior to the September 1996 termination of our status as an S-corporation. The

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)
Company intends to retain all earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's credit facility with Omnicom prohibits the company and its subsidiaries from paying dividends. Any future determination as to payment of dividends on the common stock will depend upon the Company's future earnings, results of operations, capital requirements and financial condition and any other factors the Board of Directors of the Company may consider.

              USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

    On December 8, 1999, the Company completed an initial public offering of its common stock. The managing underwriters in the offering were Goldman, Sachs & Co., Salomon Smith Barney and Hambrecht & Quist (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-86433) that was declared effective by the Commission on December 8, 1999. The offering commenced on December 8, 1999. In connection with the initial public offering, the Company sold an aggregate of 6,785,000 shares of common stock at a price of $26.00 per share, including 885,000 shares pursuant to the exercise of the underwriters' over-allotment option. The Company raised aggregate gross proceeds from the offering of $176,410,000. In connection with the offering, the Company paid an aggregate of $12,349,000 in underwriting discounts and commissions to the Underwriters and incurred approximately $6,470,000 in other miscellaneous offering costs.

    After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from its initial public offering of approximately $157,591,000. The Company used the net proceeds from its initial public offering to repay debt owed to Omnicom Finance and for general corporate purposes, including working capital and expansion of its sales and marketing capabilities. The Company maintains the remainder of the funds in a cash account with Omnicom Finance, a wholly owned subsidiary of Omnicom Group which is the largest shareholder of the Company. None of the net proceeds from the initial public offering were paid directly or indirectly to any director, officer or general partner of the Company or any of their associates, persons owning 10% of more of any class of equity securities of the Company, or an affiliate of the Company other than the cash maintained in the account with Omnicom Finance as discussed in Item 13 herein.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated balance sheet data as of December 31, 1996 and 1997 and the selected consolidated statement of operations data for the year ended December 31, 1996 are derived from our consolidated audited financial statements not included in this report and the selected consolidated balance sheet as of December 31, 1995 is derived from our consolidated unaudited financial statements not included in this report. The selected consolidated statement of operations data for the period from February 10, 1995 (inception) to December 31, 1995 are derived from our unaudited consolidated financial statements not included in this report. The selected consolidated balance sheet data as of December 31, 1998 and 1999 and the selected consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this report.

    The selected pro forma consolidated statement of operations data for the year ended December 31, 1998 and 1999 have been derived from unaudited consolidated financial statements not included in this report. The pro forma consolidated statement of operations data for the year ended

December 31, 1998 give effect to the acquisitions of Ketchum Interactive, which was completed in April 1998, The Primary Group, which was completed in August 1998, Interactive Solutions, which was completed in April 1999, Eagle River Interactive, which was completed in April 1999, Digital Vision, which was completed in May 1999, Twinspark Interactive People, which was completed in August 1999, I-traffic, which was completed in October 1999 and Visionik, which was completed in November 1999, as if the acquisitions had occurred on January 1, 1998. The pro forma consolidated statement of operations data for the year ended December 31, 1999 give effect to the acquisition of Eagle River Interactive, Interactive Solutions, Digital Vision, Twinspark Interactive People, I-traffic and Visionik as if these acquisitions had occurred on January 1, 1999.

    The unaudited pro forma information includes all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of our consolidated financial position and the consolidated results of operations for those periods. Results of operations for the year ended December 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

    You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the AGENCY.COM audited consolidated financial statements included in this report.

                                                                           YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------------------------------------
                                            PERIOD FROM
                                            FEBRUARY 10,
                                               19995
                                           (INCEPTION) TO
                                            DECEMBER 31,                                        1998                     1999
                                                1995          1996       1997       1998      PRO FORMA      1999      PRO FORMA
                                               ACTUAL        ACTUAL     ACTUAL     ACTUAL    (UNAUDITED)    ACTUAL    (UNAUDITED)
                                           --------------   --------   --------   --------   -----------   --------   -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
  Data:
Revenues.................................     $ 2,162        $6,095    $12,975    $26,452     $ 76,130     $ 87,786    $106,378
Direct salaries and costs................         651         2,217      6,200     15,930       44,018       45,458      58,106
                                              -------        ------    -------    -------     --------     --------    --------
Gross profit.............................       1,511         3,878      6,775     10,522       32,112       42,328      48,272

Operating Expenses:
General and administrative...............         519           955      3,815     10,944       32,390       33,830      42,333
Sales and marketing......................         118            --        528        596        3,819        4,671       6,186
Amortization of intangibles..............          --            --         72        893       15,540        7,783      13,881
Depreciation and amortization............           6            61        304      1,141        1,622        4,627       4,850
Non-cash compensation(1).................          --            --         --         --           --        1,239       1,239
                                              -------        ------    -------    -------     --------     --------    --------
Total operating expenses.................         643         1,016      4,719     13,574       53,371       52,150      68,489
                                              -------        ------    -------    -------     --------     --------    --------
Income (loss) from operations............         868         2,862      2,056     (3,052)     (21,259)      (9,822)    (20,217)
Interest income (expense), net...........         (77)           28         10       (360)      (3,047)      (2,862)     (3,651)
Minority Interest income (expense).......          --            --        167       (282)        (282)          51          51
Other....................................          --            --         --         --           (9)          --         (10)
                                              -------        ------    -------    -------     --------     --------    --------
Income (loss) before provision for
  (benefit from) income taxes............         791         2,890      2,233     (3,694)     (24,597)     (12,633)    (23,827)
Provision for (benefit from) income
  taxes..................................          --         1,388      1,051     (1,213)      (2,637)         246        (194)
                                              -------        ------    -------    -------     --------     --------    --------
Net income (loss)........................     $   791        $1,502    $ 1,182    $(2,481)    $(21,960)    $(12,879)   $(23,633)
                                              =======        ======    =======    =======     ========     ========    ========
Basic net income (loss) per common
  share(2)...............................     $439.47        $ 0.32    $  0.07    $ (0.15)    $  (0.82)    $  (0.53)   $  (0.85)
                                              =======        ======    =======    =======     ========     ========    ========
Diluted net income (loss) per common
  share(2)...............................     $439.47        $ 0.31    $  0.07    $ (0.15)    $  (0.82)    $  (0.53)   $  (0.85)
                                              =======        ======    =======    =======     ========     ========    ========
Weighted average shares outstanding used
  in basic net income (loss) per common
  share calculation......................           2         4,750     16,200     16,854       26,865       24,495      27,928
                                              =======        ======    =======    =======     ========     ========    ========
Weighted average shares outstanding used
  in diluted net income (loss) per common
  share calculation......................           2         4,797     16,297     16,854       26,865       24,495      27,928
                                              =======        ======    =======    =======     ========     ========    ========

Other Data:
EBITDA(3)................................     $   874        $2,923    $ 2,599    $(1,300)    $ (4,388)    $  3,878    $   (206)
                                              =======        ======    =======    =======     ========     ========    ========
Cash flows provided by (used in)(4):
  Operating activities...................     $   186        $  952    $   632    $   902     $ (4,142)    $ (1,030)   $(11,994)
Investing activities.....................         (62)         (515)    (3,153)    (9,583)     (39,005)     (23,966)     16,587
Financing activities.....................         (66)           18      2,396      9,071       46,216      109,424      77,147

------------------------------

(1) Non-cash compensation expenses for the actual and pro forma year ended December 31, 1999 is approximately $1.2 million, which is the result of us granting approximately 1,783,000 stock options to employees at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, was below the fair market value of our common stock. As a result of these grants we have estimated cumulative compensation expense of $6.5 million, which will be charged over the vesting period. This will result in future non-cash compensation expense of $2.4 million for the year ended
    December 31, 2000, $1.6 million for the year ended December 31, 2001,
    $1.2 million for the year ended December 31, 2002 and $27,000 for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

(2) Basic and diluted net income or loss per share was calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS
    No. 128, the number of shares used to calculate diluted net income or loss per share is calculated in accordance with the treasury stock method. The treasury stock method is a method for calculating outstanding shares that adds to the actual number of shares outstanding additional shares issuable upon the exercise of stock options and warrants based on a calculation that assumes that any proceeds that could be obtained upon the exercise of outstanding stock options and warrants during the applicable period would be used to purchase common stock at the average market price during the period. Stock options and warrants are not included if the impact of such inclusion is antidilutive.

(3) EBITDA represents earning or loss before income taxes, interest expense, non-cash compensation expense, depreciation and amortization and amortization of intangibles. We have provided EBITDA because it is a measure of financial performance commonly used in the Internet professional services industry and because management believes many investors use EBITDA as a measure of a company's historical ability to service its debt. Other companies may calculate EBITDA differently from the way we do. EBITDA is not a measurement of financial performance under GAAP. We believe you should not consider EBITDA as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity. You should be aware that items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance.

(4) You should read the information in the table together with information regarding our cash flows from operating, investing and financing activities contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is also an important measure of our financial condition.

    The following balance sheet data are presented:

                                                                      AS OF DECEMBER 31,
                                                     ----------------------------------------------------
                                                     1995         1996       1997       1998       1999
                                                     ----       --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash and cash equivalents..........................   $  58      $  513     $  388     $  769    $ 85,035
Working capital....................................     734       1,633      4,353      1,326      87,646
Total Assets.......................................   1,083       4,100     11,291     24,860     226,891
Notes payable, excluding current portion...........      --          --      2,425     11,989          --
Capital leases, excluding current installments.....      --          --        116        848       1,644
Total stockholders' equity.........................   $ 791      $2,260     $3,449     $2,060    $190,693

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company is an international Internet professional services firm. Our revenues have grown from $2.2 million in 1995 to $87.8 million in 1999 on an actual basis. We achieved this growth through significant long-term relationships with multiple clients. Other than British Airways, no client accounted for more than 10% of our revenues on an actual basis in 1999. For the year ended December 31, 1999, British Airways, Compaq and Sprint accounted for approximately 11.3%, 7.6% and 7.0% of our revenues, respectively, on an actual basis. We have expanded our geographic reach to 12 cities in the United States and Europe and have made a minority investment in a company based in Singapore. Please see note 9 to the AGENCY.COM consolidated financial statements for a summary of our operations by geographic area.

    We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The services performed under any of these arrangements are substantially identical.

    We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer arrangements are indicative of our strong, long-term relationships with clients which yield significant benefits both to our clients and to us. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer arrangements may not cover the full cost of specific projects. Retainer fees represented approximately 5.3% of our revenues for the year ended December 31, 1999 on an actual basis. Revenue from clients with whom we have retainer relationships represented approximately 40% of our revenues during this period. Consistent with our focus on long-term relationships, our goal is to increase our number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from that anticipated.

    We bill and recognize revenues from time-and-materials projects as services are provided on the basis of costs incurred in the period. We estimate these costs according to an internally developed process. This process takes into account the type and overall complexity of the project, the anticipated number of personnel of various skill sets needed and their associated billing rates, and the estimated duration of and risks associated with the project. Management personnel familiar with the production process evaluate and price all project proposals.

    We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Fees are billed to the client over the course of the project. Revenue is only recognized when persuasive evidence of an arrangement exists, services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. We estimate the price for fixed-fee projects using the same methodology as time-and-materials projects. All fixed-fee proposals must first be approved by a member of our senior management team.

    Provisions for estimated losses on all three types of contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. We report revenue net of reimbursable expenses.

    Our net income on an actual basis decreased from $791,000 for the year ended December 31, 1995 to a net loss of $(12.9) million for the year ended
December 31, 1999. This significant increase in net loss is primarily attributable to increased amortization of goodwill, customer base and workforce resulting from our acquisitions, which are amortized over a period of seven, five and three years, respectively, and to a lesser extent, increased general and administrative expenses related to growth in our infrastructure, increased depreciation and amortization expense from capital expenditures incurred as a result of our continued growth and increased interest expense resulting from financing our acquisitions. The increased expenses were partially offset by increased revenues. We expect the trend toward increased expenses in absolute dollar terms to continue as we further expand our operations. However, we expect these increased expenses as a percentage of our revenue to decrease in the future.

    For the year ended December 31, 1999, we incurred a net loss of $(12.9) million. As a result of this and prior losses, our accumulated deficit was $(13.7) million at December 31, 1999. These losses resulted primarily from amortization of goodwill, customer base and workforce of $7.8 million associated with our most recent acquisitions, which are amortized over a period of seven, five and three years, respectively, depreciation and amortization expense of $4.6 million due to significant capital expenditures, non-cash compensation expense of $1.2 million and to a lesser extent, increased costs due to an increase in the number of billable and non-billable employees from approximately 320 at December 31, 1998 to approximately 1100 at December 31, 1999, as a result of our decision to continue to build our infrastructure.

    Included in the net loss for the year ended December 31, 1999 is non-cash compensation expense of $1.2 million, which is the result of us granting approximately 1,783,000 stock options to employees at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants we have estimated cumulative compensation expense of $6.5 million which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of $2.4 million for the year ended December 31, 2000, $1.6 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2002 and $27 thousand for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

    The historical trend of increasing net loss per share was primarily a result of our increased amortization of intangibles of $6.9 million which went from $0.9 million for the year ended December 31, 1998 to $7.8 million for the year ended December 31, 1999. This increase was primarily attributable to our acquisitions as discussed above. In addition, this contributed to the increase in our losses as a percentage of revenues by causing our losses to increase at a quicker rate than the increase in our revenues. We do not expect this trend of increased net loss per share and increased losses as a percentage of revenues to continue as we expect our historical trend of increased revenue and our recent trend of increased margin from December 31, 1998 to December 31, 1999 to offset any additional increase in our amortization expense.

    Our revenues and earnings are affected by a number of factors, including:

    - the amount of business developed from existing relationships;

    - our ability to meet the changing needs of the marketplace;

    - employee retention;

    - billing rates;

    - our ability to deliver complex projects on time; and

    - efficient utilization of our employees.

    Many of our business initiatives, including our past acquisition strategy, are aimed at enhancing these factors. Further, we believe that our focus on retainer-based arrangements will continue to improve the predictability of our quarter-to-quarter results.

    Our expenses include direct salaries and costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of intangible assets. Direct salaries and costs include salaries, benefits and incentive compensation of billable employees. Billable employees are full time employees and subcontractors whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of revenue. Direct salaries and costs also include other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal and human resources costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures, and leasehold improvements. Amortization of goodwill expenses includes charges for the excess of purchase price over net tangible book value of acquired companies and the goodwill is amortized over a period of seven years. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

    We disclose EBITDA because it is a measure of financial performance commonly used in the Internet professional services industry. EBITDA shows available cash before interest, taxes, depreciation and amortization, amortization of intangibles and non cash compensation expense. We believe that EBITDA is a useful measure for analyzing the company's financial results because it shows our historical ability to service our debt. EBITDA on a pro forma and on an actual basis for the year ended December 31, 1999 was approximately $(0.2) million and $3.9 million, respectively, compared to $(4.4) million and $(1.3) million, respectively, for the same period in the prior year. We believe that EBITDA, which increased for the year ended December 31, 1999, will continue to increase as revenues continue to increase, our margins continue to increase as a result of increased utilization of billable employees and our fixed costs continue to decrease as a percentage of our revenue.

    We have achieved growth in revenues by pursuing a strategy of increasing revenues from existing lines of businesses and through augmenting existing lines of business with acquisitions.

    Revenue from our international operations on an actual basis was $0.8 million in 1997 and increased to $7.5 million in 1998, an increase of 838%. Net loss from international operations on an actual basis was approximately $71,000 in 1997 versus $155,000 in 1998, an increase of 118%. Revenue from our international operations on an actual basis was $7.5 million for the year ended December 31, 1998, compared to $19.2 million for the year ended December 31, 1999. This represents an increase of 156% for the year. Net loss from international operations on an actual basis was $155,000 for the year ended December 31, 1998 compared to $662,000 for the year ended December 31, 1999. This represents an increase of 327% for the year. All of our international revenues for 1997 and 1998 came from Online Magic, which we acquired in 1997. The increase in our international revenue of $11.7 million for the year ended December 31, 1999, compared to ended December 31, 1998, was due to the following: $2.1 million was contributed by Eagle River Interactive following our acquisition in April 1999, $2.7 million was contributed by Twinspark Interactive People following our acquisition in August 1999 and $600,000 was contributed by Visionik following our acquisition in November 1999. The remaining $6.3 million of this increase is attributable to an increase in revenue from new and existing clients of Online Magic. We expect the trend of increased international revenue to continue as we continue to expand our international base.

    To date, we have experienced success in growing the size and scale of our business by attracting new clients, attracting new professional staff and adding to the services that we offer. We have added to our services by offering integration services relating to wireless technologies, adapting Web site content for foreign audiences and by increasing the complexity of services already provided, such as integrating Internet-related applications into clients' older systems. We have accomplished these additions through hiring new staff and taking advantage of the expertise developed by the companies that we have acquired.

ACQUISITIONS AND INVESTMENTS

    A key component of our overall growth strategy has been the acquisition of, or investment in, complementary businesses, technologies, services and products. From inception through December 31, 1999, we acquired 11 companies and may acquire similar businesses in the future. We acquired Spiral Media, Online Magic, Ketchum Interactive, The Primary Group, Interactive Solutions, Quadris Consulting (Quadris became a wholly owned subsidiary of Interactive Solutions immediately prior to our acquisition of Interactive Solutions), Eagle River Interactive, Digital Vision, Twinspark Interactive People, I-traffic and Visionik. In January 2000, we acquired Pictoris Interactive, a Paris-based Internet professional services company in whom we previously had a minority investment. We have also made minority investments in The Edge Consultants, a technology and services company based in Singapore. Our growth for 1999 was not materially impacted by foreign currency fluctuations.

    All of the companies and businesses in which we have acquired a 100% ownership interest have been incorporated into our operations or, with respect to our three most recent acquisitions, are being incorporated into our operations.

    In July 1997, we acquired 51% of Spiral Media, Inc., and in July 1998, we acquired the remaining 49%. The total consideration for the acquisition was approximately $6.2 million, consisting of a cash payment of $5.5 million, relinquishment of debt due from Spiral Media stockholders of $128,000 and the issuance of 480,626 shares of our common stock valued at $1.12 per share. As a result of this acquisition, the Company has recorded goodwill of approximately $6.1 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Spiral Media created new media services for businesses and consumers by offering Internet-based and digital media communications strategies and development for clients. Spiral Media broadened our ability to offer complex technology services, such as implementing electronic commerce systems. Spiral Media has been incorporated into the operations of our New York office.

    In October 1997, we acquired 42.5% of Online Magic Limited and acquired the remaining equity interest in two steps in May 1998 and July 1998. The total consideration for the acquisition was $2.2 million. The consideration was comprised of a cash payment of $1.6 million and the issuance of 498,434 shares of our common stock valued at $1.12 per share. As a result of this acquisition, the Company has recorded goodwill of approximately $1.9 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Furthermore, the purchase agreements call for certain earn-out payments to former shareholders of Online Magic based upon the achievement of targeted operating performance of Online Magic through December 1999. In September 1999, the Company released 123,376 shares from escrow and issued them to two of the former shareholders of Online Magic as part of the earn-out payment. These shares were valued at $11.00 which was the current fair market value of the Company's stock. The total value of the shares of approximately $1.4 million was recorded as additional purchase price and is reflected as additional goodwill in the accompanying financial statements. In March 2000, the Company released the remaining 123,374 shares from escrow to the same former shareholders of Online Magic as the remaining earn-out payment. These shares were valued at $29.50 which was the current fair market value of the Company's stock at the date of the release. The total value of these shares of approximately $3.6 million will be recorded as additional purchase price and will be reflected as goodwill. Online Magic designed, built and managed web sites for their clients. Online Magic contributed to our growth by increasing our U.K. staff by approximately 75 people and by significantly increasing our client base in the U.K. We incorporated the U.S. operations of Online Magic into the operations of our New York office. The U.K. office of Online Magic operates as a separate subsidiary.

    In April 1998, we acquired assets from Ketchum Advertising Inc. The consideration consisted of a cash payment of approximately $600,000. As a result of this acquisition, the Company has recorded goodwill of approximately $600,000, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Ketchum Interactive was an interactive marketing and branding agency, which developed interactive communications for clients by utilizing strategic consulting, design and production. We incorporated the operations of Ketchum into our operations and it currently operates as our San Francisco office. Ketchum contributed to our growth by expanding our presence in San Francisco.

    In August 1998, we acquired assets from Web Partners (doing business as The Primary Group). In consideration of the assets acquired, we paid approximately $50,000 in cash. The Primary Group focused on online marketing needs for luxury and style brands. Primary contributed to our growth by increasing our client base within the fashion and retail markets. Primary has been incorporated into the operations of our New York office.

    In December 1998, we entered into an agreement to acquire up to 60% of The Edge Consultants PTE. LTD. in a staged transaction. In December 1998, we consummated our investment of 12% of Edge's outstanding shares and in July 1999, consummated our investment of an additional 18%. The total cash consideration for the 30% investment was $3.1 million. Of the $3.1 million, $2.2 million of the Company's investment in The Edge represents costs in excess of 30% of The Edge's net assets. In accordance with the equity method of accounting, these costs in excess of the Company's total investment have been recorded as goodwill in the accompanying financial statements and are being amortized over a period of seven years. The remaining 30% must be purchased prior to January 2002 or our option will expire. The Edge offers strategic, creative and technology services to its clients. Its core businesses include Internet and electronic commerce applications and wireless/mobile services. Our relationship with The Edge enhances the technology services that we are able to offer, such as our ability to integrate applications based on wireless technologies. Our investment also allows us to have a presence in Singapore. The Edge is a separate legal entity and will be accounted for under the equity method of accounting.

    In April 1999, we acquired Interactive Solutions Incorporated through a merger in exchange for an aggregate of 4,171,846 shares of our common stock valued at $1.23 per share and warrants valued at $0.80 per share to purchase 3,071,248 shares of our common stock at a purchase price of $0.005 per share. The total consideration of the acquisition was approximately $8.2 million. As a result of this acquisition, the Company has recorded goodwill of approximately $15.1 million which is the cost plus the net liabilities assumed after the allocation to trained workforce and customer base of $1.0 million and $2.6 million, respectively. Goodwill, trained workforce and customer base are being amortized over a period of seven, three and five years, respectively. Interactive Solutions created digital communications strategies to help its clients increase sales, improve communications and create brand identities. Interactive Solutions contributed to our growth by increasing the complexity of our technology services, such as system integration services. It also contributed by increasing our client base in the financial services and healthcare markets and by expanding our presence in the Boston market. We incorporated the operations of Interactive Solutions into our operations and it currently operates as our Boston office.

    In April 1999, we acquired Eagle River Interactive Inc. through a merger in exchange for an aggregate of 3,659,548 shares of our common stock valued at $1.23 per share and a warrant valued at $0.80 per share to purchase 4,328,752 shares of our common stock at a purchase price of $0.005 per share. In addition, we issued 80,690 shares of our common stock to Kevin Rowe, the former President of Eagle River, in connection with his employment agreement with Eagle River. The total consideration of the acquisition was approximately $8.1 million. As a result of this acquisition, the

Company has recorded goodwill of approximately $26.4 million which is the cost plus the net liabilities assumed after the allocation to trained workforce and customer base of $1.3 million and $3.2 million, respectively. Goodwill, trained workforce and customer base are being amortized over a period of seven, three and five years, respectively. Eagle River created, developed and deployed online marketing strategies to assist a variety of companies, primarily in the United States, in communicating effectively with their targeted audiences. Eagle River contributed to our growth by improving our project management capabilities and by expanding our presence in Chicago, Portland, Dallas, Avon and New York. We incorporated the operations of Eagle River into our operations and it currently operates as our Portland, Dallas, Avon and Paris offices. In addition, a portion of Eagle River's operations have been integrated into our New York office.

    In May 1999, we purchased all of the issued and outstanding shares of capital stock of Digital Vision Communications Inc. for $1.1 million in cash. As a result of this acquisition, the Company has recorded goodwill of approximately $1.4 million which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. Digital Vision was an interactive services firm that provided web site design and development. Digital Vision contributed to our growth by increasing our presence in the Chicago market. We incorporated the operations of Digital Vision into our operations and it currently operates as our Chicago office.

    In August 1999, we purchased all of the issued and outstanding shares of capital stock of Twinspark Interactive People B.V. for $700,000 in cash and 1,057,226 shares of our common stock valued at $11.00 per share, of which 1,047,226 shares were issued to the shareholders of Twinspark Interactive People and 10,000 shares were issued to former employees of Twinspark Interactive People, for total consideration paid of $12.3 million. Additional consideration may be paid based upon future performance of Twinspark in the form of 168,066 additional shares. As a result of this acquisition, the Company has recorded goodwill of approximately $12.7 million which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. Twinspark delivers Internet strategies to global organizations including electronic commerce and strategic consultancy, building and maintenance of Web sites, Intranet and Extranet and enterprise Web site management systems. Twinspark contributed to our growth by increasing our presence in the Dutch market. Twinspark operates as a separate subsidiary.

    In October 1999, we consummated our investment of 5% of the outstanding equity in Pictoris Interactive from its existing shareholders for $500,000. In January 2000, we exercised our option to purchase the remaining 95% of Pictoris. The total consideration for the acquisition was approximately $11.5 million consisting of $8.7 million in cash and 62,262 shares of our common stock valued at approximately $45.00 per share. Pictoris is located in Paris, France and concentrated on helping its clients develop their overall Internet strategy and helping them implement that strategy through design, programming and production of Internet sites. Pictoris operates as a separate subsidiary.

    In October 1999, we acquired Interactive Traffic, Inc., known as "I-traffic", through a merger. The consideration paid to the stockholders of I-traffic totaled $10.7 million, which includes approximately $3.0 million in cash paid at closing, $1.0 million paid in January 2000, 469,320 shares of our common stock valued at $11.00 per share, the assumption of options to purchase 160,680 shares of our common stock at $2.54 per share and the issuance of newly-granted options to purchase 60,000 shares of our common stock at $8.50 per share. The total consideration paid may be adjusted for performance-based payments consisting of $2.0 million to be paid in four quarterly payments starting in the fourth quarter of 1999 and 320,000 shares which may be issued one year from closing. As a result of this acquisition, the Company has recorded goodwill of approximately $11.1 million which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. I-traffic is a full service online direct marketing company headquartered in New York with an office in San Francisco. They provide strategic marketing services through media planning, development, tracking and the creation of affiliation programs. I-traffic will contribute to our growth by increasing the complexity of our strategy and creative services, such as advising clients on online direct marketing. I-traffic operates as a separate subsidiary.

    In November 1999, we acquired all of the issued and outstanding equity of Visionik, a company based in Denmark. The total consideration for the acquisition was $6.8 million, consisting of $500,000 in cash and 572,000 shares of our common stock valued at $11.00 per share. As a result of this acquisition, the Company has recorded goodwill of approximately $6.5 million which is the cost in excess of the net assets acquired and is being amortized over a period of seven years. Visionik is located in Copenhagen, Denmark and concentrates on providing complete interactive television and Internet services to its clients. Visionik will contribute to our growth by broadening our services to include advising clients on interactive television applications. Visionik also expanded our presence in the Danish market. Visionik operates as a separate subsidiary.

    We believe our acquisitions have supported our ability to grow rapidly while continually enhancing the quality of services we offer our clients. Our acquisitions have allowed us to rapidly build our base of professionals in the context of a tight labor market for experienced technical and creative professionals. From January 1, 1997, to December 31, 1999, our staff increased from approximately 60 to over 1,100 employees. The acquired entities collectively employed approximately 650 individuals at the time we acquired them. Pictoris added an additional 45 employees in January 2000.

    Our acquisition of Eagle River led to the development of our Chicago, Portland, Dallas, Avon and Paris offices. Our acquisition of Digital Vision further expanded our Chicago office. Our acquisition of Interactive Solutions and Twinspark led to the development of our Boston and Amsterdam offices, respectively, and our acquisitions of Online Magic and Visionik led to the development of our U.K. and Denmark offices, respectively. Broadening our geographic coverage, both within the United States and internationally, allows us to better meet the needs of our global clients and to attract new clients who seek integrated services across diverse geographic areas. We have also been able to expand our service offerings through the acquisition of companies with complementary products and skill sets. Additionally, we expect to achieve cost synergies by consolidating management and back-office operations, and sharing technical infrastructure. We expect our general and administrative expenses to increase in absolute dollar terms and to decrease as a percentage of revenues. However, we expect these cost synergies to partially offset the amount of the general and administrative increase in absolute dollar terms.

    We evaluate acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency.

    We fully integrate all acquired companies into our operating organization. This integration includes business development, delivery of services, managerial and administrative support, benefits, purchasing and all other areas.

    A significant differentiating factor in our growth strategy is that we manage regional locations based on key success factors rather than traditional profit-loss statements. In order to facilitate cooperation across our company and prevent territorial conflicts, we evaluate Regional Presidents on the basis of key success factors, including project profitability, utilization, retention, client satisfaction and revenue per billable employee. We believe that managing by these key success factors enables our offices to function more effectively as a team and to jointly take advantage of greater opportunities for synergies and additional revenues.

    All of our acquisitions have been accounted for using the purchase method. Under the purchase method, the financial data of the acquired entities are consolidated with our financial results from the effective dates of their acquisition. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair market values on the acquisition date. The remaining unallocated portion of the purchase price of each of the acquisitions is allocated to intangible assets, primarily goodwill, and amortized on a straight-line basis over the estimated period of benefit, which is seven years for goodwill, five years for customer base and three years for workforce. We evaluate the period of benefit on a company-by-company basis. For the year ended December 31, 1998 and 1999, amortization of intangibles expense was $0.9 million and $7.8 million, respectively. We expect to incur amortization expense on currently recorded intangibles of approximately $20 million for the year ending December 31, 2000. We may incur additional acquisition related amortization expenses as a result of any future acquisitions. Our investment in The Edge, where we own greater than 20% but less than 50% of its equity, has been accounted for using the equity method.

RESULTS OF OPERATIONS--ACTUAL

    The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that each year includes revenues and expenses from new acquisitions, we believe that the operating results for 1999 are not directly comparable to the operating results for 1998 and the operating results for 1997 are not directly comparable to the operating results for 1998.

COMPARISON OF THE FISCAL YEARS 1998 AND 1999

    REVENUES. Revenues were $26.5 million in 1998 and grew to $87.8 million in 1999, an increase of 231%. $26.0 million, or 42%, of this growth was attributed to existing operations, of which $20.5 million and $5.5 million related to domestic and international growth, respectively. $35.3 million of this growth related to acquisitions, of which $14.4 million, $15.0 million, $2.7 million, $600,000 and $2.6 million was attributed to Eagle River Interactive, Interactive Solutions, Inc., Twinspark, Visionik and I-traffic respectively. All of the growth from acquisitions came from locations that were new to us in 1999. The $26.0 million attributed to existing operations, which primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for 1999 was not materially impacted by foreign currency fluctuations. The number of clients increased from approximately 100 at December 31, 1998 to approximately 310 at December 31, 1999, the average revenues per client increased from approximately $267,000 during the year ended December 31, 1998 to approximately $285,000 during the year ended December 31, 1999 and the number of billable employees increased from approximately 240 at December 31, 1998 to approximately 810 at December 31, 1999. The increase to 810 billable employees consisted of 110 employees newly hired to support growing demand for Internet professional service and approximately 460 billable employees added as a result of our acquisitions during the year ended December 31, 1999.

    DIRECT SALARIES AND COSTS. Direct salaries and costs were $15.9 million for the year ended December 31, 1998 and grew to $45.5 million for the year ended December 31, 1999, an increase of 186%. The increase in direct salaries and costs of $29.6 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 was due to the planned investment in additional employees and acquisitions in anticipation of future growth. As a percentage of revenues, direct salaries and costs decreased from 60% for the year ended December 31, 1998 to 52% for the year ended December 31, 1999. For the year ended December 31, 1998 and 1999, there were approximately 240 and 810 employees, respectively, included in direct salaries and costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.9 million for the year ended December 31, 1998 and grew to $33.8 million for the year ended December 31, 1999, an increase of 210%. As a percentage of revenues, general and administrative expenses decreased from 41.4% for the year ended December 31, 1998 to 38.5% for the year ended December 31, 1999. The increase in general and administrative expenses in absolute dollar terms of $22.9 million from 1998 compared to 1999 was primarily due to an increase in the number of non-billable employees from approximately 85 to 300, salaries and benefits of $6.5 million, rent expense of $1.2 million, other operating expenses of $2.7 million and general and administrative costs from our acquisitions of $12.5 million.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $596,000 for the year ended December 31, 1998 and grew to $4.7 million for the year ended December 31, 1999, an increase of 689%. As a percentage of revenues, sales and marketing expenses increased from 2.3% for the year ended December 31, 1998 to 5.3% for the year ended December 31, 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales personnel and an overall increase in our marketing and branding efforts, such as an increase in the number of our marketing personnel from two to eight and increased participation in electronic commerce trade shows.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $893,000 for the year ended December 31, 1998 and grew to $7.8 million for the year ended December 31, 1999, an increase of 767%. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 3.4% and 8.9% of revenues in the year ended December 31, 1998 and 1999, respectively. The increase was due to the acquisitions of Eagle River Interactive, Interactive Solutions (including Quadris), Twinspark, I-traffic, Visionik and Digital Vision. Of this
$6.9 million increase, $3.2 million was for Eagle River Interactive, $1.3 million for Interactive Solutions, $740,000 for Quadris Consulting, $757,000 for Twinspark, $251,000 for I-traffic, $155,000 for Visionik and $137,000 for Digital Vision, and the issuance of contingent consideration to former shareholders of Online Magic resulting in additional amortization of intangibles of $356,000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $1.1 million for the year ended December 31, 1998 and grew to $4.6 million for the year ended December 31, 1999, an increase of 318%. As a percentage of revenues, depreciation and amortization represented 4.3% and 5.3% of revenues for the year ended December 31, 1998 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired, which totaled $1,000 for the year ended December 31, 1998 as compared to $1.0 million for the year ended
December 31, 1999. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth and technology and training to yield more efficient operations and as a result of our acquisitions in 1999, we expect these expenses to significantly increase in future years.

    NET INCOME (LOSS). Net loss for 1998 was $(2.5) million compared to a net loss of $(12.9) million for 1999. For the year ended December 31, 1998, our acquisitions contributed $180,000 of profit and our continuing operations contributed $(2.7) million of net losses to our total net losses of $(2.5) million. For the year ended December 31, 1999, our acquisitions contributed $(4.0) million of net losses and our continuing operations contributed $(8.9) million of net losses for a total net loss of $(12.9) million. The increase in net loss of $10.4 million between the periods was primarily attributable to amortization of intangibles of $6.9 million and depreciation and amortization of $3.5 million, both of which increased at a greater rate than our increase in revenues, both of which are discussed above.

COMPARISON OF THE FISCAL YEARS 1997 AND 1998

    REVENUES. Revenues were $13.0 million in 1997 and grew to $26.5 million in 1998, an increase of 104%. $11.4 million of this growth was attributed to existing operations, of which $4.7 million and $6.7 million was attributed to domestic and international growth, respectively. $2.1 million, or 16%, of this growth was attributed to acquisitions, of which $2.0 million and $100,000 relates to the Ketchum Interactive and The Primary Group, respectively. The $11.4 million, or 84%, increase in revenues in

1998 primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. The number of clients increased from 84 at December 31, 1997 to 126 at December 31, 1998. The average revenues per client were $154,000 in 1997 and $210,000 in 1998. The number of billable employees increased from 170 at December 31, 1997 to 230 at December 31, 1998. Additionally, we added approximately 10 billable employees as a result of our acquisitions of Ketchum and Primary Group in 1998.

    DIRECT SALARIES AND COSTS. Direct salaries and costs were $6.2 million in 1997 and grew to $15.9 million in 1998, an increase of 156%. The increase in direct salaries and costs of $9.7 million, or 156%, in 1997 compared to 1998 was primarily due to the planned investment in additional employees of approximately $7.2 million in anticipation of future growth of increased use of independent contractors of $2.0 million and other costs of $500,000. Direct salaries and costs represented 48% and 60% of revenues in 1997 and 1998, respectively. For the years ended December 31, 1997 and 1998, there were approximately 170 and 240 employees, respectively, included in direct salaries and costs. In the future, we expect direct salaries and costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to our improved scale and the utilization of billable professionals. Increases in utilization result in increased revenues. Therefore, direct salaries and costs as a percentage of revenues decreases as employee utilization increases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.8 million in 1997 and grew to $10.9 million in 1998, an increase of 187%. General and administrative expenses represented approximately 30% of revenues in 1997 and 41% in 1998. The increase in general and administrative expenses in absolute dollar terms of $7.1 million from 1997 to 1998 consists of approximately $1.8 million due to an increase in the number of non-billable employees and changes in salary rates, $300,000 due to additional rent expense, $3.2 million due to the full year impact of the acquisition of Spiral Media and Online Magic and other net increases of $1.8 million. In the future, we expect general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to our improved scale, utilization of billable professionals, increased efficiency of non-billable staff and higher overall revenues.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $527,000 in 1997 and grew to $596,000 in 1998, an increase of 13%. Sales and marketing expenses represented 4.1% of revenues in 1997 and 2.3% in 1998. The decrease in sales and marketing expenses as a percentage of revenues from 1997 to 1998 was primarily due to higher overall revenues. The increase of sales and marketing expenses in absolute dollar terms from 1997 to 1998 was attributable to the increase in the number of sales personnel and an overall increase in our marketing and branding efforts. We expect sales and marketing expenses to increase in absolute dollar terms and as a percentage of revenue as we continue to invest in building our brand and our sales force.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was approximately $72,000 in 1997 and grew to $893,000 in 1998. Intangible assets, which primarily includes goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. Amortization of intangibles represented less than 1% of revenues in 1997 and approximately 3% of revenues in 1998. The increase in amortization of intangibles was due to an incremental increase in 1998 for a full year of goodwill amortization of $40,000 for Spiral Media and $97,000 for Online Magic, in which we made our original investments in 1997, as well as goodwill amortization of $529,000 resulting from the acquisition of additional equity of Spiral Media, $81,000 from the acquisition of additional equity of Online Magic, $69,000 resulting from the acquisition of Ketchum and $5,000 resulting from the acquisition of The Primary Group, all of which were completed in 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $305,000 in 1997 and grew to $1.1 million in 1998, an increase of approximately 262%. Depreciation and amortization expenses represented 2.4% of revenues in 1997 and 4.3% in 1998. The increases in absolute dollar terms from year to year were related to the investment in, and related depreciation of, technology equipment, furniture and fixtures, and leasehold improvements. The increase in depreciation and amortization from 1997 to 1998 included approximately $1,000 in depreciation and amortization attributable to acquisitions made in 1998. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth and technology and training to yield more efficient operations.

    NET INCOME (LOSS). Net income for 1997 was $1.2 million compared to a net loss of $(2.5) million in 1998. For the year ended December 31, 1997, our acquisitions contributed $(300,000) of net losses and our continuing operations contributed $1.5 million to our total net income of $1.2 million. For the year ended December 31, 1998, our acquisitions contributed $180,000 of profit and our continuing operations contributed $(2.7) million of net losses to our total net loss of $(2.5) million. The decrease in net income from period to period was primarily caused by increased direct salaries and costs, general and administrative expenses and depreciation and amortization, which together increased at a greater rate than our increase in revenues, all of which are discussed above.

RESULTS OF OPERATIONS--PRO FORMA

COMPARISON OF 1998 AND 1999 PRO FORMA

    REVENUES. Pro forma revenues were $76.1 million in 1998 and grew to $106.4 million in 1999, an increase of 40%. $12.3 million of the increase was attributable to international operations. $5.7 million, $2.7 million, $2.8 million and $1.1 of the increase relates to our London, Paris, Amsterdam, and Denmark locations, respectively. $18.0 million of the increase in revenues relates to domestic operations and primarily reflects increases in the number of clients, the average revenues per client and the number of billable employees. The number of clients increased from approximately 300 to approximately 315. Average revenues per client increased by approximately $85,000 to approximately $340,000 and the number of billable employees increased from approximately 600 to approximately 810.

    DIRECT SALARIES AND COSTS. Pro forma direct salaries and costs were $44.0 million in 1998 and increased to $58.1 million in 1999, an increase of approximately 32%. This increase reflected our planned investment in additional billable employees from approximately 600 employees as of December 31, 1998 to over 810 as of December 31, 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. The overall increase in pro forma general and administrative expenses in absolute dollar terms from $32.4 million in 1998 to $42.3 million in 1999 was primarily attributable to an increase in salaries and benefits of $6.5 million as a result of the increase of the number of non-billable employees from approximately 200 as of December 31, 1998 to approximately 270 as of December 31, 1999, rent expense of $1.2 million and other operating expenses of $2.2 million.

    SALES AND MARKETING EXPENSES. Pro forma sales and marketing expenses increased in absolute dollar terms from $3.8 million for 1998 to $6.2 million for 1999 and was primarily a result of the increase in the number of sales and marketing personnel from approximately 20 at December 31, 1998 to approximately 35 at December 31, 1999, and an overall increase in our marketing and branding efforts.

    AMORTIZATION OF INTANGIBLES. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. Pro forma amortization of intangibles decreased from $15.5 million in 1998 to $13.9 million in 1999 primarily due to increase in life of the goodwill and customer base generated from the acquisitions of Eagle River and Interactive Solutions by us in April 1999 which are being amortized over a seven and five-year life, respectively, and were previously amortized over a three-year period in the financial statements of Eagle River and Interactive Solutions during 1998, thus generating more amortization in 1998.

    DEPRECIATION AND AMORTIZATION. Pro forma depreciation and amortization increased from $1.6 million in 1998 to $4.9 million in 1999 reflecting growth-related infrastructure investment. As a percentage of revenue depreciation and amortization increased from 2.1% in 1998 to 4.6% in 1999 primarily due to significant increase in capital expenditures of $10.3 million.

    NET INCOME (LOSS). Pro forma net loss increased from $22.0 million in 1998 to $23.6 million in 1999, or by $1.3 million compared to the same quarter for the prior year on a pro forma basis primarily due to increased direct salaries and costs, general and administrative expenses, sales and marketing expenses, depreciation and amortization and amortization of intangibles, which together increased at a greater rate than our increase in revenues, all of which are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, borrowings from Omnicom, and capital leases.

    At year end our cash and cash equivalents were approximately $400,000 in 1997, $800,000 in 1998 and $85,000,000 in 1999.

    Cash provided by operating activities was $632,000 in 1997 compared to cash provided by operating activities of $902,000 in 1998. Cash provided by operating activities in 1997 was primarily due to net income after adjustments to reconcile net income to net cash of $2.2 million and an increase in accounts payable and accrued expenses of $1.2 million partially offset by an increase in accounts receivable of $3.0 million. Cash provided by operating activities in 1998 was primarily due to depreciation and amortization of $2.0 million, increase in accounts payable and accrued expenses of $3.2 million and an increase in allowance for doubtful accounts of $0.8 million partially offset by a net loss of $2.5 million, deferred taxes of $1.6 million and an increase in unbilled charges of $1.6 million.

    Cash provided by operating activities was $0.9 million for the year ended December 31, 1998 compared to cash used in operating activities of $(1.0) million for the year ended December 31, 1999. Cash provided by operating activities for the year ended December 31, 1998 is discussed above. Cash provided by operating activities for the year ended December 31, 1999 was primarily affected by an increase in depreciation and amortization of $12.3 million, which consists of additional depreciation of $4.8 million for new expenditures and depreciation on acquired assets from our acquisitions and amortization from the 1999 acquisitions of $3.2 million for Eagle River Interactive, $2.1 million for Interactive Solutions, Inc., $0.8 million for Twinspark, $0.4 million for I-traffic, $0.2 million for Visionik, $0.1 million for Digital Vision, and due to an incremental increase in the year ended December 31, 1999 for a full year of intangible amortization of approximately $0.5 million for Spiral Media and approximately $0.2 million for Online Magic. In addition, there was an increase in non-cash compensation expense of $1.2 million, which consists of compensation charges for stock options granted to key employees below market value, an increase of $5.3 million in accounts payable and accrued expenses, which was the result of accrued bonuses of $1.0 million and an increase in accounts payable of $4.3 million, which was a direct result of the increase in our operations during the year ended
December 31, 1999, an increase in deferred revenue of $5.2 million, an increase in due to affiliates of $1.3 million, and an increase in income tax payable of $1.3 million. These changes were offset by an increase in accounts receivable and work in progress of $15.0 million which was the result of an increase of revenues of $28.3 million for the quarter ended December 31, 1999 over the same quarter in 1998 and the net loss of $12.9 million.

    Cash used in investing activities was $3.2 million in 1997 compared to $9.6 million in 1998. Cash used in investing activities in 1997 was primarily the result of capital expenditures of $1.6 million and acquisitions of $1.5 million. Cash used in investing activities in 1998 was primarily the result of capital expenditures of $1.9 million and acquisitions of $7.7 million.

    Cash used in investing activities was $9.6 million for the year ended December 31, 1998 compared to $24.0 million for the year ended December 31, 1999, and was primarily due to capital expenditures, additional investment in The Edge and acquisitions.

    Cash provided by financing activities was $2.4 million in 1997 compared to $9.1 million in 1998. Cash provided by financing activities in 1997 was primarily the result of an increase in borrowings from Omnicom of $2.4 million. Cash provided by financing activities in 1998 was primarily the result of an increase in borrowings from Omnicom of $9.6 million.

    Cash provided by financing activities was $9.1 million for the year ended December 31, 1998 compared to cash provided by financing activities of $109.4 million for the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 1999 was primarily the result of our net initial public offering proceeds of $157.6 million offset by our net repayment to Omnicom of $47.8 million.

    On November 4, 1999, we entered into an $85.0 million credit facility with Omnicom Finance, a wholly owned subsidiary of Omnicom, to replace our revolving credit line and consolidate all of our previously outstanding indebtedness due to Omnicom Finance. The new credit facility, which terminates on September 30, 2001, provided for a $25.0 million term loan facility, a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. As required by the credit facility we repaid the amounts borrowed under the term loan portion of the new credit facility. As of December 31, 1999, we did not have any borrowings outstanding on our $54 million revolving credit line with Omnicom Finance. This credit facility bears interest at Omnicom's commercial paper rate plus 1.25%. As of December 31, 1999, Omnicom's commercial paper rate was 5.6%. As of December 31, 1999, Omnicom Finance has incurred obligations totaling approximately $5.1 million in connection with the issuance of a lease guaranty of our lease of our New York facility. We pay to Omnicom Finance a fee equal to 0.5% per annum of the aggregate outstanding amount of such lease guaranty obligation. The credit facility is secured by substantially all of our assets, including the shares of our subsidiaries, is guaranteed by our domestic subsidiaries and prohibits us and our subsidiaries from paying dividends other than in shares of our stock. The credit facility requires compliance with a number of covenants, including restrictions on asset sales, liens, the incurrence of debt, making of loans and the repurchase, redemption or other acquisition of our stock.

    To date, our main sources of liquidity have been cash from operations, borrowings from Omnicom and our proceeds from our initial public offering. We believe that on a short-term basis we will have sufficient funds for working capital, capital expenditures from our existing working capital and increased cash flow from operations resulting from the collection of outstanding accounts receivable and the billing and collection of unbilled charges. We believe that on a long-term basis our liquidity will be funded, if necessary, from additional equity financings or borrowings under our credit facility. We believe that our current cash, cash equivalents and short-term investments, available borrowings under our credit facility and the net proceeds from our recent offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000 DISCLOSURE

    Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, it is necessary to update the computer systems and /or software used by many companies and governmental agencies to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    We completed our Year 2000 testing in November 1999 and replaced and remediated mission critical non-Year 2000 compliant technologies.

    The Company experienced no problems in connection with the introduction of calendar year 2000 transactions to its operating, financial and other systems, nor has it experienced difficulties from the effect, if any of the Year 2000 Problem on its customers and suppliers.

    The total cost for our Year 2000 compliance efforts was approximately $250,000. Most of these expenses related to the operating costs associated with time spent by our employees in Year 2000 compliance matters.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 offers alternatives for presentation of disclosures required by the standard. We adopted this statement in 1998 and the adoption of this statement did not have an impact on our financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement also establishes standards for related disclosure about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim periods in the initial year of application. Comparative information for earlier years presented is to be restated. We currently believe that we operate in one segment and that the adoption of SFAS No. 131 did not materially affect our current disclosure of geographic information.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 31, 1998. We adopted SOP 98-1 in 1999 and there has not been any material effect on our consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We do not currently engage in derivative activity and do not expect the adoption of this standard to have a material effect on our results of consolidated operations, financial position or cash flows.

    In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE RISK. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest substantially all of our cash with Omnicom Finance, a related party that is 100% owned by our largest stockholder, Omnicom, and to a lesser extent in money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

    FOREIGN CURRENCY RISK. We face foreign currency risks primarily as a result of the revenues we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency.

    We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 1999 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Consolidated Financial Statements and Financial Statement Schedule of the Company and its subsidiaries filed as part of this report and listed on the index to financial statements set forth in Item 14 of this Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In July 1998, we replaced Ernst & Young LLP and engaged Arthur Andersen LLP as our independent accountants to audit our financial statements as of, and for the period ended December 31, 1997. The decision to change independent accountants from Ernst & Young LLP to Arthur Andersen LLP was approved by our board of directors. We believe, and have been advised by Ernst & Young LLP that it concurs in this belief, that, for the period from January 1, 1996 through the date of dismissal (the entire period of its engagement), AGENCY.COM and Ernst & Young LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, that if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement. Ernst & Young LLP's report on our financial statements for the period from January 1, 1996 through December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that year there were no "reportable events" within the meaning of Item 304(a)(1)(v)of Regulation S-K promulgated under the Securities Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the executive officers, directors and key employees of AGENCY.COM, their ages and the positions they hold:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Chan Suh..................................     38      Chairman of the Board, Chief Executive
                                                       Officer and President

Kyle Shannon..............................     34      Chief People Officer and Director

Kenneth Trush.............................     44      Executive Vice President and Director

Charles Dickson...........................     45      Executive Vice President, Treasurer and
                                                       Chief Financial Officer

Janet Ambrosi Wertman.....................     37      Executive Vice President, General Counsel
                                                       and Secretary

Kevin Rowe................................     40      President, North America

Eamonn Wilmott............................     38      President, Europe

Larry Krakauer............................     43      Chief Technology Officer

Gerald Bruce Redditt......................     49      Director

John D. Wren..............................     47      Director

Jeffrey Rayport...........................     40      Director

Thomas DeLong.............................     49      Director

    CHAN SUH co-founded AGENCY.COM in February 1995 and has served as the President, Chief Executive Officer and Chairman of the board of directors since that time. From June 1992 to January 1995, Mr. Suh was with Time Inc., most recently as Marketing Director of Vibe Magazine, where he was involved in the conceptualization and launching of Pathfinder, Time Warner's service on the World Wide Web, and created Vibe Online, the online service for Vibe Magazine. Prior to joining Time Inc., Mr. Suh held various marketing positions at Conde Nast and NewsCorp. In addition, since February 1995, Mr. Suh has been publisher of Urban Desires, one of the first online magazines for art and culture.

    KYLE SHANNON co-founded AGENCY.COM in February 1995 and has served as a director since that time and Chief People Officer since January 2000. From February 1995 until January 2000, Mr. Shannon served as Chief Creative Officer. From April 1993 to January 1995, Mr. Shannon served as Manager, Image Processing for YAR Communications, a communications agency specializing in multicultural advertising. With a B.F.A. in performance from Penn State University, Mr. Shannon pursued a professional acting and screenwriting career from 1987 to 1995. In addition, in November 1994, Mr. Shannon launched Urban Desires, one of the first online magazines for art and culture, and founded the World Wide Web Artists' Consortium, a group dedicated to exploring new media in New York City.

    KENNETH TRUSH has served as AGENCY.COM's Executive Vice President since
July 1997 and has served as a director since September 1996. Mr. Trush was appointed Executive Vice President for Corporate Development in November 1999. From July 1997 until November 1999, Mr. Trush served as Chief Financial Officer. From July 1997 until February 2000, Mr. Trush served as Treasurer. From

November 1984 to June 1997, Mr. Trush owned his own certified public accounting firm. Before founding his own accounting firm, Mr. Trush was a Supervisor at Ernst & Young LLP.

    CHARLES DICKSON has served as Executive Vice President and Chief Financial Officer since November 1999 and Treasurer since February 2000. From
December 1997 until October 1999, Mr. Dickson served as Executive Vice President and Chief Financial Officer at WinStar Communications Inc., a provider of broadband communications services to business customers. From January 1994 until November 1997, Mr. Dickson served as Chief Financial Officer at General Instrument Corporation, a broadband equipment and services provider. From
April 1984 until December 1993, Mr. Dickson served as a senior financial executive of MCI Communications Corporation, most recently as Vice President for Finance and Administration, National Accounts.

    JANET AMBROSI WERTMAN has served as Executive Vice President, General Counsel and Secretary of AGENCY.COM since January 1998. From 1988 until August 1997, Ms. Ambrosi Wertman was an attorney with the law firm of Davis & Gilbert, most recently as a partner in the firm.

    KEVIN ROWE has served as AGENCY.COM's President of North American operations since April 1999 and has acted in this capacity since June 1998, presiding over Eagle River Interactive, an interactive agency acquired by AGENCY.COM. From December 1996 to April 1999, Mr. Rowe served as President of Eagle River Interactive. From October 1991 to September 1996, Mr. Rowe was Executive Vice President and General Manager of the Midwest Region of MCI Systemhouse Inc., a division of MCI Communications Inc. Prior to joining MCI Systemhouse, Mr. Rowe held various positions at Andersen Consulting, most recently as an Associate Partner, and Ferrin Corporation.

    EAMONN WILMOTT has served as President of European operations since
June 1999 and acted as Managing Director of the London office of AGENCY.COM from May 1997 until June 1999. Prior to joining AGENCY.COM, Mr. Wilmott served as Director of Online Magic Limited, an interactive agency that he founded in the United Kingdom in 1994, which was acquired by AGENCY.COM in July 1998. Prior to founding Online Magic, Mr. Wilmott founded, and served as President of Supernet International, one of the world's first commercial Internet service.

    LARRY KRAKAUER has served as Chief Technology Officer since April 1999 and has acted in such capacity since July 1998, presiding over Quadris Consulting until it was acquired by AGENCY.COM in April 1999. From January 1995 to April 1999, Mr. Krakauer served as President of Quadris Consulting, which began as a division of JYACC, Inc., an information technology consulting company and became an independent company in 1998. From 1989 to 1995, Mr. Krakauer served in various capacities at JYACC.

    GERALD BRUCE REDDITT has served as a director of AGENCY.COM since
January 1999. Since May 1998, Mr. Redditt has served as Executive Vice President of Omnicom. From 1995 to 1998, Mr. Redditt served as Head of Communications and Governmental Relations at Sony Pictures Entertainment. Prior to 1995,
Mr. Redditt served for nine years in various capacities at GTE, a global telecommunications company, most recently as Head of Corporate Communications. Mr. Redditt also serves on the Board of Dirctors of Organic, Inc. Mr. Redditt has been nominated to our board of directors by Communicade, a subsidiary of Omnicom, pursuant to a shareholders agreement.

    JOHN D. WREN has served as a director of AGENCY.COM since September 1996. Mr. Wren has served as Chief Executive Officer of Omnicom since January 1997 and has also been President of Omnicom since September 1995. From May 1993 until June 1998, he served as Chairman and Chief Executive Officer of the Diversified Agency Services division of Omnicom. Mr. Wren was appointed to Omnicom's Board of Directors in May 1993. Mr. Wren also serves on the Board of Directors of Razorfish, Inc. Mr. Wren has been nominated to our board of directors by Communicade, a subsidiary of Omnicom, pursuant to a shareholders agreement.

    JEFFREY RAYPORT has served as a director of AGENCY.COM since December 1999. Mr. Rayport has been an associate professor of business administration in the Service Management Unit at the Harvard Business School since September 1991. Mr. Rayport has developed a specialized course on "Managing Marketspace Service Interfaces", which focuses on electronic commerce and technology-mediated service channels. Since October of 1998, Mr. Rayport has worked at Monitor Company, most recently serving as the CEO of Monitor Marketplace Center, a division of Monitor Company. Mr. Rayport currently serves as director on the boards of Global Sports, Be Free, edu.com and Andrews McMeel Universal.

    THOMAS DELONG has served as a director of AGENCY.COM since December 1999. Mr. DeLong has been a senior lecturer and professor of management at the Harvard Business School since January 1997. From 1993 to December 1997, Mr. DeLong was the Chief Development Officer and head of Human Resources at Morgan Stanley.

CLASSIFIED BOARD OF DIRECTORS

    Our board of directors is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the board of directors will be elected each year. These provisions, when coupled with the provision of our amended and restated certificate of incorporation authorizing the board of directors to fill vacant directorships or increase the size of the board of directors, may delay a stockholder from removing incumbent directors and simultaneously gaining control of the board of directors by filling the vacancies with its own nominees. Messrs. Rayport and DeLong are Class I directors whose terms expire at the 2000 annual meeting of shareholders;
Messrs. Redditt, Trush and Shannon are class II directors whose terms expire at the 2001 annual meeting of shareholders; and Messrs. Suh and Wren are class III directors whose terms expire at the 2002 annual meeting.

    Messrs. Redditt and Wren had originally been elected to our board of directors under an agreement we entered into with Communicade, a wholly-owned subsidiary of Omnicom, in order for Omnicom as our majority stockholder to have an active role in board decisions. The provision of the agreement providing Communicade with the right to select two directors does not extend to future elections.

BOARD COMMITTEES

    The audit committee reports to the board regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The audit committee consists of Jeffrey Rayport and Thomas DeLong both of whom are independent directors.

    The compensation committee reviews and makes recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our executive officers and directors. In addition, the compensation committee reviews bonus and stock compensation arrangements for all of our other employees. No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past. The members of the compensation committee, both of whom are independent, are Jeffrey Rayport and Thomas DeLong.

    The acquisition committee reviews possible acquisitions and is authorized to approve acquisitions on which the total purchase price is reasonably expected to be not more than $10 million. A unanimous vote of the committee is required for all action by the committee. The members of the acquisition committee are Chan Suh, Ken Trush and Bruce Redditt.

DIRECTOR COMPENSATION

    We do not currently compensate directors for attending meetings of the board of directors or committee meetings of the board of directors, but we do reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

    Under the automatic option grant program of the 1999 Stock Option/Stock Issuance Plan, which is described below under "--1999 Stock Option/Stock Issuance Plan", and subject to the last sentence of this paragraph, each individual who was serving as a non-employee member of the board of directors and who was not previously in our employ received an option to purchase 50,000 shares of common stock with an exercise price equal to our public offering price. Each additional individual who first joins the board of directors as a non-employee member of the board of directors will also receive an option grant for 50,000 shares of common stock at the commencement of his or her service on the board of directors, provided such individual has not otherwise been in our prior employ and has not received options to purchase, in the aggregate, more than 40,000 shares of common stock in the last 12 months. In addition, at each annual meeting of stockholders, beginning with the 2000 annual meeting, each individual who is to continue to serve as a non-employee member of the board of directors will receive an option to purchase 15,000 shares of common stock, provided such individual has served as a non-employee board member for at least six months.

    Messrs. Rayport and DeLong began serving as directors of AGENCY.COM in December 1999 as directors. Messrs. Rayport and DeLong were issued options to purchase 50,000 shares of our common stock at an exercise price of $1.225 and $9.35 per share, respectively, under our 1999 Stock Option/ Stock Issuance Plan. These options became exercisable in December 1999 when each commenced serving as a director of AGENCY.COM. In addition to the above-described options issued to Messrs. Rayport and DeLong, we issued options to purchase 50,000 shares of our common stock at an exercise price of $4.06 per share on September 8, 1999 to Mr. DeLong as compensation for consulting services performed during the summer of 1999 and we issued options to purchase 2,000 shares of our common stock at an exercise price of $9.35 per share on November 22, 1999 to Mr. Rayport as compensation for consulting services performed during the summer of 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended
("Section 16(a)") requires the Company's directors and certain of its officers and persons who own more than 10% of its Common Stock (collectively, "Insiders") to file reports of ownership and changes in their ownership of Common Stock with the Securities and Exchange Commission. Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms required by
Section 16(a), the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth the total compensation paid to our Chief Executive Officer, Chief People Officer and our four most highly compensated executive officers (collectively, the "named executive officers") during the fiscal years ended December 31, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                            ------------
                                                      ANNUAL COMPENSATION      SHARES
                                                      -------------------    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                            SALARY     BONUS       OPTIONS      COMPENSATION
---------------------------                           --------   --------   ------------   ------------
Chan Suh.................................    1999     $135,000   $     --      350,000        $ 3,086(1)
  Chief Executive Officer                    1998       75,000                      --            563(1)

Kyle Shannon.............................    1999      131,250                 160,000          1,618(1)
  Chief People Officer                       1998       75,000         --           --            563(1)

Kenneth Trush............................    1999      150,000                 210,000          1,215(2)
  Executive Vice President,                  1998      150,000      2,000           --          1,140(2)

Kevin Rowe (3)...........................    1999      150,624    340,000      455,000         15,858(3)
  President, North America                   1998      250,000    320,000           --         12,685(3)

Eamonn Wilmott...........................    1999      150,257(4)               56,112
  President, Europe                          1998      107,868(5)       --          --             --

Larry Krakauer (6).......................    1999      150,532                  15,842
  Chief Technology Officer                   1998      146,410     39,646      185,144         13,421

------------------------

(1) AGENCY.COM paid $563 and $2,926 in 1998 and 1999, respectively in matching 401(k) contributions to Mr. Suh.

   AGENCY.COM paid $563 and $1,458 in 1998 and 1999, respectively in matching
    401(k) contributions to Mr. Shannon.

(2) In 1998, Mr. Trush received $378 as payment for long-term disability premiums and $762 as matching 401(k) contributions in 1998. In 1999, Mr. Trush received $1,032 as matching 401(k) contributions.

(3) Mr. Rowe was appointed AGENCY.COM's President, North America, in
    April 1999. The amounts for 1998 stated above were paid to Mr. Rowe by Eagle River Interactive. Mr. Rowe received a car allowance of $7,800, a matching 401(k) contribution of $2,000 and $2,885 for unused time off.

   In 1999, Mr. Rowe received a car allowance of $8,125, a matching 401(k) contribution of $4,655 and $2,885 for unused time off.

(4) Mr. Wilmott's annual salary was paid in pounds sterling (L). The dollar amount for 1998 reflects a conversion rate of 1.6595 dollars per pound sterling as of December 31, 1998. The dollar amount for 1999 reflects a conversion rate of 1.6148 dollars per pound sterling as of December 31, 1999.

(5) Mr. Wilmott's annual salary was paid in pounds sterling (L). The dollar amount reflects a conversion rate of 1.6595 dollars per pound sterling as of December 31, 1998.

(6) Mr. Krakauer was appointed AGENCY.COM's Chief Technology Officer in
    April 1999. The amounts stated above for 1998, were paid to Mr. Krakauer by Quadris Consulting. In 1998 and 1999, Mr. Krakauer received $3,316, and $4,508 matching 401(k) contributions, respectively, and $10,105 and $10,105, respectively for unused time off.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth grants of stock options for the year ended December 31, 1999 to each of the named executive officers. We have never granted any stock appreciation rights. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

                               INDIVIDUAL GRANTS

                                                                                                   POTENTIAL REALIZABLE
                                         PERCENT OF                                                  VALUE AT ASSUMED
                                           TOTAL                                                  ANNUAL RATES OF STOCK
                        NUMBER OF         OPTIONS                    FAIR MARKET                  PRICE APPRECIATION FOR
                        SECURITIES       GRANTED TO    EXERCISE    VALUE PER SHARE                     OPTION TERM
                        UNDERLYING      EMPLOYEES IN   PRICE PER       ON DATE       EXPIRATION   ----------------------
         NAME            OPTIONS          1999 (1)       SHARE        OF GRANT          DATE         5%          10%
         ----           ----------      ------------   ---------   ---------------   ----------      --          ---
Chan Suh..............   300,000        4.13    %        1.225             1.225     3/10/09        231,119     585,700
                          50,000            0.69%        26.00             26.00      12/7/09       817,563   2,071,865
Kyle Shannon..........   150,000        2.07    %        1.225             1.225     3/10/09        115,559     292,850
                          10,000            0.22%        26.00             26.00      12/7/09       163,512     414,373
Kenneth Trush.........   200,000        2.75    %        1.225             1.225     3/10/09        154,079     390,467
                          10,000            0.14%        26.00             26.00      12/7/09       163,513     414,373
Kevin Rowe............   440,000        6.06    %        1.225             1.225     3/10/09        338,974     859,027
                          15,000            2.07%        26.00             26.00      12/7/09       245,269     621,560
Eamonn Wilmott........    41,112        0.57    %        1.225             1.225     3/10/09         31,673      80,264
                          15,000            0.21%        26.00             26.00      12/7/09       245,260     621,560
Larry Krakauer........       842(2)     0.01    %        0.445             0.445     4/12/09            236         597
                          15,000            0.21%        26.00             26.00      12/7/09       245,269     621,560

------------------------------

(1) Includes 4,797,332 options granted under the AGENCY.COM 1999 Amended and Restated Stock Option/Stock Issuance Plan, 361,548 options granted under the AGENCY.COM 1996 Stock Option Plan, 530,136 options granted under the AGENCY.COM 1997 Stock Option Plan, 749,248 options granted under the Quadris Consulting 1998 Equity Incentive Plan, 161,499 options granted under the I-traffic Option Plan, and 662,408 options granted under the Interactive Solutions Incorporated 1996 Stock Option Plan.

(2) These represent options issued to Mr. Krakauer while he was an employee of Quadris Consulting under the Quadris Consulting 1998 Equity Incentive Plan which converted into AGENCY.COM options upon the closing of the acquisition.

FISCAL YEAR-END OPTION VALUES

    The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers at December 31, 1999.

                                                                          NUMBER OF SECURITIES
                                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                               OPTIONS AT               IN-THE-MONEY OPTIONS
                                             SHARES                          FISCAL YEAR-END            AT FISCAL YEAR-END(2)
                                           ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                                        EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                       -----------   -----------   -----------   -------------   -----------   -------------
Chan Suh.................................         --            --            --        350,000      $        --    $16,182,500
Kyle Shannon.............................         --            --            --        160,000               --      7,716,250
Kenneth Trush............................         --            --       278,730        210,000       13,904,446     10,205,000
Kevin Rowe...............................         --            --            --        455,000               --     22,276,000
Larry Krakauer...........................      1,200       $62,466        60,796        138,992        3,073,542      6,643,416

------------------------------

(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for the shares.

(2) Calculated based on the closing market price of Company's common stock on December 31, 1999 of $51.00 per share, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

EMPLOYMENT AGREEMENTS

    In April 1999, we entered into employment agreements with each of Messrs. Suh, Shannon, Trush, Rowe, Wilmott and Krakauer and Ms. Ambrosi Wertman. In October 1999, we entered into an employment agreement with Mr. Dickson.

    Mr. Suh's employment agreement provides for an annual base salary of $155,000. If Mr. Suh's employment agreement is terminated for reasons other than for cause or if Mr. Suh should resign for good reason, he will be entitled to receive his annual base salary payable through March 31, 2004 if the date of termination occurs on or prior to March 31, 2003 or one year from the date of termination, if such termination occurs after March 31, 2003. In addition, all stock options that would vest during this period are accelerated to vest and become exercisable prior to the date of termination. Mr. Suh's employment agreement has a term ending in March 2004, but will continue indefinitely until terminated on one year's notice by either party.

    Mr. Shannon's employment agreement provides for an annual base salary of $150,000. If Mr. Shannon's employment agreement is terminated for reasons other than for cause or if Mr. Shannon should resign for good reason, he will be entitled to receive his annual base salary payable through March 31, 2004 if the date of termination occurs on or prior to December 31, 2003 or 90 days from the date of termination, if such termination occurs after December 31, 2003. In addition, all stock options that would vest during this period are accelerated to vest and become exercisable prior to the date of termination. Mr. Shannon's employment agreement has a term ending in March 2004, but will continue indefinitely until terminated on 90 days' notice by either party.

    Mr. Rowe's employment agreement provides for an annual base salary of $150,000. Mr. Rowe is entitled to receive an annual bonus of $100,000. In addition, based on criteria agreed to by Mr. Rowe and the chief executive officer, Mr. Rowe will be eligible to receive an annual discretionary performance-based bonus of up to $250,000. Mr. Rowe also receives an automobile allowance of $600 per month. If Mr. Rowe's employment agreement is terminated for reasons other than for cause or if Mr. Rowe should resign for good reason, he will be entitled to receive his annual base salary payable through April 30, 2002 if the date of termination occurs on or prior to January 31, 2002 or 90 days from the date of termination, if such termination occurs after January 31, 2002. In addition, all stock options that would vest during this period are accelerated to vest and become exercisable prior to the date of termination. Mr. Rowe's employment has a term ending in April 2002 but will continue indefinitely until terminated on 90 days' notice by either party.

    At the time that Mr. Rowe became an employee of AGENCY.COM, we made a restricted stock grant to him of 80,690 shares of our common stock. Provided
Mr. Rowe remains in our continuous employ, 33 1/3% of the restricted shares will automatically vest on each of the first three anniversaries of the date of grant. If Mr. Rowe retires or his employment is involuntarily terminated prior to any of the first three anniversaries, the pro rata portion of the number of restricted shares that would have vested as of such termination date will vest. The board of directors has sole discretion to increase the number of shares that will vest on retirement or involuntary termination.

    Messrs. Trush, Wilmott and Krakauer and Ms. Ambrosi Wertman have employment agreements with substantially the same terms. Messrs. Trush and Krakauer receive annual base salaries of $150,000 and Ms. Ambrosi Wertman receives an annual base salary of $120,000. Mr. Wilmott receives an annual base salary of L93,050, which is approximately $150,000. Each agreement has a term ending on March 31, 2002, but will continue indefinitely until terminated on 90 days' notice by either party. If any of these persons should resign for good reason or are terminated for reasons other than for cause, all stock options which would have vested during the term of the agreement will automatically vest. In addition, in cases of termination other than for cause or resignation for good reason, he or she will be entitled to receive his or her annual base salary payable through March 31, 2002 if the date of termination occurs on or prior to December 31, 2001 or 90 days from the date of termination, if termination occurs after December 31, 2001.

    Mr. Dickson's employment agreement provides for an annual base salary of $250,000, with a guaranteed annual bonus of $100,000 and a discretionary annual bonus of up to $100,000. The agreement has a term ending on October 31, 2002, but will be automatically renewed for successive three year terms unless either party gives the other party written notice no more than nine and no less than six months before the expiration of the term. If Mr. Dickson is terminated for cause, he will be entitled to all unpaid salary compensation and a pro rata share of the guaranteed bonus through the termination date. In addition, Mr. Dickson would have the right to exercise any vested stock options, and the vesting of any unvested options will be determined in accordance with the plan under which the options were granted. If Mr. Dickson is terminated without cause, he will be entitled to severance compensation equal to his then-applicable base salary and a pro-rated guaranteed bonus for twelve months following the date of termination. In addition, Mr. Dickson would have the right to exercise any vested options in accordance with the terms of the plan under which the options were granted, and all unvested options which would have vested during the year following the date of termination would be accelerated to precede the date of termination.

    Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to beneficial ownership of our common stock, as of February 29, 2000 and as adjusted to reflect the sale of common stock offered by us in this offering for:

    - each person known by us to beneficially own more than 5% of our common stock;

    - each executive officer named in the Summary Compensation Table;

    - each of our directors; and

    - all of our executive officers and directors as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o AGENCY.COM Ltd., 20 Exchange Place, 15th Floor, New York, New York 10005. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of February 29, 2000, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 34,982,044 shares of common stock outstanding as of February 29, 2000.

                                                                              PERCENTAGE OF COMMON STOCK
NAME OF BENEFICIAL OWNER                          SHARES BENEFICIALLY OWNED       BENEFICIALLY OWNED
------------------------                          -------------------------   --------------------------
Chan Suh (1)....................................           4,836,682                     13.8%
Kyle Shannon (2)................................           4,630,000                     13.2
Kenneth Trush (3)...............................             664,923                      1.9
Kevin Rowe (4)..................................             261,676                        *
Eamonn Wilmott (5)..............................             416,775                      1.2
Larry Krakauer (6)..............................             934,692                      2.7
Gerald Bruce Redditt (7)........................          18,528,278                     45.2
John D. Wren (8)................................          18,528,278                     45.2
Jeffrey Rayport (9).............................              53,500                        *
Thomas DeLong (10)..............................              55,000                        *
Communicade Inc. (11)...........................          11,939,978                     31.4
Omnicom Group Inc. (12).........................          18,528,278                     45.2
All directors and executive officers as a group
  (12 persons) (13).............................          30,622,488                     73.0

------------------------

    * Indicates less than one percent of the common stock.

(1) Includes 190,000 shares of common stock held by the Chan Suh 1999 Grantor-Retained Annuity Trust and 100,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days.

(2) Includes 400,000 shares of common stock held by the Shannon Family Trust and 50,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days.

(3) Includes 345,397 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days. Also includes 30,000 shares of common stock held by The Daniel N. Trush 1999 Trust and 30,000 shares of common stock held by The Michael J. Trush 1999 Trust.

(4) Includes 80,690 shares of restricted common stock subject to a Restricted Stock Agreement, dated April 16, 1999 between AGENCY.COM and Mr. Rowe and 146,667 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days.

(5) Includes 13,704 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 76,977.80 shares of common stock which as of February 29, 2000 were held in an escrow account pending the financial results of AGENCY.COM for fiscal 1999. All of these shares have subsequently been released from escrow.

(6) Includes 184,786 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days and 2,500 shares held by Mr. Krakauer's children.

(7) Includes 8,868,730 shares of common stock held by Communicade and 3,659,548 shares of common stock held by Omnicom. Also includes 6,000,000 shares of common stock issuable upon the exercise of warrants to purchase 2,928,752 shares of common stock held by Omnicom and warrants to purchase 3,071,248 shares of common stock held by Communicade. Mr. Redditt serves also as an Executive Vice President of Omnicom. In this capacity, Mr. Redditt may be deemed to be the beneficial owner of these shares, although he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. The address of Mr. Redditt is c/o Omnicom Group Inc., 437 Madison Avenue, New York, New York 10022.

(8) Includes 8,868,730 shares of common stock held by Communicade and 3,659,548 shares of common stock held by Omnicom. Also includes 6,000,000 shares of common stock issuable upon the exercise of warrants to purchase 2,928,752 shares of common stock held by Omnicom and warrants to purchase 3,071,248 shares of common stock held by Communicade. Mr. Wren serves as a Chief Executive Officer and President of Omnicom. In this capacity, Mr. Wren may be deemed to be the beneficial owner of these shares, although he disclaims ownership of these shares except to the extent of his pecuniary interest. The address of Mr. Wren is c/o Omnicom Group Inc., 437 Madison Avenue, New York, New York 10022.

(9) Includes 50,000 shares of common stock issuable upon the exercise of stock options that are currently exercisable.

(10) Includes 50,000 shares of common stock issuable upon the exercise of stock options that are currently exercisable.

(11) Includes 3,071,248 shares of common stock issuable upon the exercise of a warrant to purchase 3,071,248 shares of common stock held by Communicade. The address of Communicade, Inc. is 437 Madison Avenue, New York, New York 10022.

(12) Includes 6,000,000 shares of common stock issuable upon the exercise of the warrants to purchase 2,928,752 shares of common stock held by Omnicom and warrants to purchase 3,071,248 shares of common stock held by Communicade. The address of Omnicom Group, Inc. is 437 Madison Avenue, New York, New York 10022.

(13) Includes 6,000,000 shares of common stock issuable upon the exercise of the warrants held by Omnicom and Communicade. Also includes 100,000 shares of common stock issuable upon the exercise of stock options granted to Mr. Dickson that are exercisable within 60 days and 33,333 shares of common stock issuable upon the exercise of stock options granted to Janet Ambrosi Wertman that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

OMNICOM'S ORIGINAL INVESTMENT IN AGENCY.COM

    In September 1996, Communicade, Inc. (formerly known as JWL Associates Corp.), a wholly owned subsidiary of Omnicom, paid $11.7 million for an aggregate of 6,272,278 shares of the then outstanding shares of our common stock from the holders of our outstanding shares, Chan Suh, Kyle Shannon, Kenneth Trush and Paul Galli. Communicade's interest in AGENCY.COM as a result of this transaction was 40% of the outstanding common stock of AGENCY.COM. Communicade also consented to the creation of a stock option plan, which provided AGENCY.COM the ability to issue up to 10% of AGENCY.COM's equity in the form of stock options.

    Under a shareholders agreement entered into by these parties in connection with Communicade's investment:

    - these individuals granted Communicade options to purchase additional shares sufficient to give Communicade 51% or 80% of AGENCY.COM's outstanding shares, depending on the circumstances;

    - the parties agreed to a board of five members, two of whom would be designated by Communicade as long as it owned less than 50% of AGENCY.COM's outstanding capital stock; and

    - the parties agreed that as long as Communicade owned less than 51% of AGENCY.COM's common stock, specified transactions would require Communicade's prior consent.

    This shareholders agreement with Communicade was superseded by a new shareholders agreement entered into in April 1999 which was terminated on the closing of our offering. Under this new agreement, Communicade's options to acquire additional shares were removed and the working capital line was increased to $10.0 million. The other material provisions of the 1996 shareholders agreement such as the acquisition line, the director nomination rights and the size of the board, and Communicade's consent rights on specified transactions were continued on similar terms. Messrs. Redditt and Wren, the executive vice president and chief executive officer of Omnicom, respectively, also serve as directors of AGENCY.COM.

OMNICOM FINANCING ARRANGEMENTS

    In November 1999, we entered into a new $85.0 million credit facility with Omnicom Finance, a wholly owned subsidiary of Omnicom, which replaced our revolving credit line and consolidated all of our previously outstanding indebtedness due to Omnicom Finance. The credit facility, which terminates on September 30, 2001, provides for a $25.0 million term loan facility, a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. As required by the credit facility, we repaid the amounts borrowed under the term loan portion of the new credit facility. As of December 31, 1999, we did not have any borrowings outstanding on our $54 million revolving credit line with Omnicom Finance. This credit facility bears interest at Omnicom's commercial paper rate, which on December 31, 1999 was 5.6%, plus 1.25%. As of December 31, 1999 Omnicom Finance has incurred obligations totaling
$5.1 million in connection with the issuance of a lease guaranty of our lease of our New York facility. We pay to Omnicom Finance a fee equal to 0.5% per annum of the aggregate outstanding amount of such lease guaranty obligation. The credit facility is secured by substantially all of our assets including the shares of our subsidiaries, is guaranteed by our domestic subsidiaries and prohibits us and our subsidiaries from paying dividends other than in shares of our stock. The credit facility requires compliance with a number of covenants, including restrictions on asset sales, liens, the incurrence of debt, making of loans and the repurchase, redemption or other acquisition of our stock.

    Under the 1996 shareholders agreement with Communicade, Communicade agreed that it, or Omnicom or its affiliates, would lend AGENCY.COM $1.0 million on a revolving basis for its working capital needs. Substantially all of AGENCY.COM's assets, including the shares of its subsidiaries, were pledged to secure this working capital line. Communicade also agreed that it, or Omnicom or its affiliates, would provide financing to AGENCY.COM to finance "new media" acquisitions approved by Communicade or its designated directors. Interest on the revolving credit line and the acquisition line accrued on a non-cash basis and was payable when the line terminated. As discussed above, this agreement was superceded in April 1999. The credit agreement provisions under the shareholders agreement were terminated upon the effectiveness of the new credit facility.

INVESTMENT OF PROCEEDS OF INITIAL PUBLIC OFFERING

    We maintain substantially all of the net proceeds of our initial public offering in a cash account with Omnicom Finance, a subsidiary of Omnicom. Under this arrangement, Omnicom Finance invests these funds and Omnicom Finance has agreed to pay us 6.0% per annum on the balance of the account, paid on a monthly basis. Omnicom Finance retains the difference, if any, between the proceeds from the invesments and the 6% paid to us. We do not pay any fees to Omnicom Finance in connection with this account. As of December 31, 1999, the balance of this cash account was approximately $75.4 million. We may withdraw this balance as we determine.

REVENUE FROM OMNICOM

    In 1999, we received approximately $500,000 from Omnicom, our largest shareholder, for services we provided to Omnicom.

ACQUISITION OF OMNICOM SUBSIDIARIES

    In April 1998, AGENCY.COM purchased certain assets and assumed certain liabilities from Ketchum Advertising Inc., a wholly owned subsidiary of Omnicom, relating to its Ketchum Interactive business. The purchase price was approximately $643,000 in cash.

    In December 1998, Communicade purchased 60% of Interactive Solutions' shares from Interactive Solutions' former President for a purchase price of $1.11 per share, resulting in Communicade holding all of Interactive Solutions' outstanding shares, other than a DE MINIMIS number of shares held by third parties as a result of stock option exercises. Before the AGENCY.COM-Interactive Solutions merger, Communicade sold to a group of AGENCY.COM employees, Quadris employees and Eagle River Interactive employees, including all of AGENCY.COM's executive officers, a portion of the Interactive Solutions shares purchased from Interactive Solutions' former President aggregating 4.47% of Interactive Solutions' outstanding shares. The purchase price was $1.6975 per share, for an aggregate purchase price of approximately $412,000.

    In April 1999, Interactive Solutions merged with Quadris Consulting, a company in which it held preferred stock. The transaction was valued at $1.9 million. The Quadris preferred stock held by Interactive Solutions was convertible into 60% of Quadris's outstanding common stock. Quadris' stockholders, other than Interactive Solutions, received Interactive Solutions shares in the merger. Immediately after this merger, Interactive Solutions merged with AGENCY.COM.

    AGENCY.COM acquired Interactive Solutions through a merger. Pursuant to this merger, the Interactive Solutions stockholders other than Communicade received an aggregate of 330,860 shares of AGENCY.COM common stock and the former Quadris stockholders received an aggregate of 1,244,534 shares of AGENCY.COM common stock. The aggregate value of these shares was approximately $1.9 million. AGENCY.COM also assumed $12.7 million of indebtedness owed by Interactive Solutions to Omnicom and assumed the Quadris and Interactive Solutions stock option plans covering options now exercisable for an aggregate of 1,399,410 shares of AGENCY.COM common stock. In connection with this merger, Communicade received 2,596,452 shares of common stock and a 20-year warrant to purchase 3,071,248 shares of AGENCY.COM common stock at an exercise price of $0.005 per share. The transaction was valued at $8.2 million. Following the consummation of this transaction, Communicade held 35.4% of our outstanding shares of common stock, in addition to the shares of common stock underlying their warrants. The warrant provides that if Communicade and Omnicom beneficially own in the aggregate less than 50% of AGENCY.COM's outstanding shares of common stock at the time of exercise, the warrant may be exercised only to the extent that the number of shares of common stock beneficially owned after such exercise remains less than 50% of the outstanding shares.

    In April 1999, AGENCY.COM merged with Eagle River Interactive, a wholly owned subsidiary of Omnicom. In connection with the merger, AGENCY.COM assumed $22.6 million of indebtedness owed by Eagle River Interactive to Omnicom. Pursuant to this merger, Omnicom received 3,659,548 shares of AGENCY.COM common stock and a 20-year warrant to purchase 4,328,752 shares of AGENCY.COM common stock at an exercise price of $0.005 per share. In addition, we issued 80,690 shares of our common stock to Kevin Rowe in connection with his employment with us. Following this transaction, Omnicom, together with Communicade, held 49.9% of our outstanding shares of common stock, in addition to shares of common stock underlying its and Communicade's warrants. The transaction was valued at approximately $8.1 million. This value was established in July 1998 at the time the transaction was announced. Omnicom negotiated the merger with AGENCY.COM's directors, other than Communicade's two nominees. As a result of these negotiations, each company was valued based on a multiple of revenues, and a discount was applied to Eagle River Interactive's value based on its losses. The warrant issued to Omnicom provides that if Communicade and Omnicom beneficially own in the aggregate less than 50% of AGENCY.COM's outstanding shares of common stock at the time of exercise, the warrant may be exercised only to the extent that the number of shares of common stock beneficially owned after such exercise remains less than 50% of the outstanding shares. In September 1997, a wholly owed subsidiary of Omnicom acquired Eagle River Interactive's assets for an aggregate of $13.5 million, which includes cash paid at closing and additional payments based on Eagle River Interactive's earnings.

    At the time of the AGENCY.COM-Eagle River merger, Eagle River settled obligations due by it under an earn-out provision from an earlier transaction with certain employees, including Kevin Rowe. Omnicom settled these obligations by causing Communicade to transfer 13,322 shares of our common stock to these employees, including 4,084 shares to Mr. Rowe. In connection with this settlement, Rowe released Communicade, Omnicom, Eagle River and any or their affiliates from any further obligations.

OMNICOM REGISTRATION RIGHTS

    In November 1999, we entered into a registration rights agreement with Omnicom. Under the registration rights agreement, from time to time after 180 days after the date of our initial public offering, December 8, 1999, Omnicom and its affiliates may, on up to three occasions, require us to register for sale under the securities laws all or a portion of their shares of AGENCY.COM common stock. In addition, if at any time we propose to file a registration statement under the securities laws with respect to any class of equity securities, Omnicom and its affiliates may require us to include in the registration as many shares as it shall request, subject to reduction, based on the opinion of the managing underwriter of the offering. The registration rights do not expire, but are not assignable. We may not issue registration rights to any other person that are senior in right to those of Omnicom under the registration rights agreement without Omnicom's consent. We have agreed to bear all expenses associated with the registration of Omnicom's and its affiliates' securities, other than underwriting discounts and commissions and fees of Omnicom's counsel.

ACQUISITIONS AND INVESTMENTS FINANCED BY OMNICOM

    The table below sets forth the amount borrowed for each acquisition of or investment in a "new media" company that AGENCY.COM funded with a loan from Omnicom Finance or assumed in connection with an acquisition or investment:

                                                              AMOUNT BORROWED
ACQUISITION OR INVESTMENT                                     (IN THOUSANDS)
-------------------------                                     ---------------
Spiral Media................................................      $ 5,480
Online Magic................................................        1,450
Ketchum Interactive.........................................          643
The Primary Group...........................................           53
The Edge Consultants........................................        3,005
Eagle River Interactive (Omnicom debt assumed)..............       22,569
Interactive Solutions (Omnicom debt assumed)................       12,646
Digital Vision..............................................        1,100
Twinspark Interactive People................................          700
I-traffic...................................................        3,000
Pictoris Interactive........................................          500
Visionik....................................................          500
                                                                  -------
    Total...................................................      $51,646
                                                                  =======

CONSULTING AGREEMENTS WITH NON-EMPLOYEE DIRECTORS

    We have entered into consulting agreements with Messrs. Rayport and DeLong relating to their service as directors. The terms of each agreement are substantially similar. Each agreement provides that each director-nominee will serve as one of our directors and will render director services to us on an as-needed basis. In exchange for their services, Messrs. Rayport and DeLong were issued options to purchase 50,000 shares of our common stock at an exercise price of $1.225 and $9.35 per share, respectively, under our 1999 Stock Option/Stock Issuance Plan. These options become exercisable at the time each commences serving as a director of AGENCY.COM. In addition to the above-described options issued to Messrs. Rayport and DeLong, we issued options to purchase 50,000 shares of our common stock at an exercise price of $4.06 per share on September 8, 1999 to Mr. DeLong as compensation for consulting services performed during the summer of 1999 and we issued options to purchase
2,000 shares of our common stock at an exercise price of $9.35 per share on November 22, 1999 to Mr. Rayport as compensation for consulting services performed during the summer of 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

       (1) Financial Statements

           The Consolidated Financial Statements as set forth in the Index to Financial Statements on page F-1 hereof, are filed as part of this report.

       (2) Financial Statement Schedule:

           The Financial Statement Schedule as set forth in the Index to Financial Statements on page F-1 hereof is filed as part of this report.

       (3) Exhibits:

NUMBER                  DESCRIPTION
------                  -----------
    3.1                 Amended and restated certificate of incorporation.

    3.3+                Amended and restated By-laws.

    4.1+                Specimen common stock certificate.

    4.2+                See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.

   10.1+ 1999 Stock Option/Stock Issuance Plan (as Amended Restated on October 13, 1999).*

   10.2+                Interactive Solutions Incorporated 1996 Stock Option Plan.

   10.3+                1998 Quadris Consulting, Inc. Equity Incentive Plan.*

   10.4+                Employment Agreement, dated April 28, 1999, by and between
                        Chan Suh and the Registrant.*

   10.5+                Employment Agreement, dated April 28, 1999, by and between
                        Kyle Shannon and the Registrant.*

   10.6+                Employment Agreement, dated April 28, 1999, by and between
                        Kevin Rowe and the Registrant.*

   10.7+                Employment Agreement, dated April 28, 1999, by and between
                        Kenneth Trush and the Registrant.*

   10.8+                Employment Agreement, dated April 28, 1999, by and between
                        Eamonn Wilmott and the Registrant.*

   10.9+                Employment Agreement, dated April 28, 1999, by and between
                        Lawrence Krakauer and the Registrant.*

   10.10+               Employment Agreement, dated April 28, 1999, by and between
                        Janet Ambrosi Wertman and the Registrant.*

   10.11+ Restricted Stock Agreement, dated April 16, 1999, by and between Kevin Rowe and the Registrant.*

   10.12A+              Credit Agreement, dated as of November 4, 1999 between
                        Omnicom Finance Inc. and the Registrant and Subsidiary
                        Guarantors.

   10.12B               Letter Agreement, dated January 26, 2000, by and between the
                        Registrant and Omnicom Finance, amending certain provisions of the Credit Agreement.

NUMBER                  DESCRIPTION
------                  -----------
   10.13+               Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and Quadris
                        Consulting, Inc.

   10.14+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and the Registrant.

   10.15+ Agreement and Plan of Merger, dated April 28, 1999, by and between Eagle River Interactive Inc. and the Registrant.

   10.16+               Agreement, dated April 27, 1999, by and between Jeffrey
                        Rayport and the Registrant.

   10.17+               Stock Purchase Agreement, dated July 23, 1999, by and
                        between Topics Interactive Factory B.V. and the Registrant, as amended.

   10.18+ Registration Rights Agreement, dated November 23, 1999, by and among the Registrant and Omnicom.

   10.19+               Employment Agreement, dated October 28, 1999, by and between
                        Charles Dickson and the Registrant.*

   10.20+               Agreement and Plan of Merger, dated October 21, 1999, by and among the Registrant ITI Acquisition Inc., Interactive
                        Traffic, Inc., and the Stockholders listed therein.

   10.21+ Acquisition Agreement, dated October 23, 1999, by and between the Registrant and the Stockholders listed therein and In-Com.

   10.22+               Stock Exchange Agreement, dated November 3, 1999, by and
                        between the Registrant and Visionik Holding ApS, Associated
                        Management Services A/S and Jrgen Lembke and Sren
                        Hougaard-Hansen.

   10.23+               1999 Employee Stock Purchase Plan.*

   10.24+ Consulting Agreement, dated November 22, 1999, by and between Thomas DeLong and the Registrant.

   10.25+               Warrant Agreement, dated November 24, 1999, by and between
                        Omnicom Group Inc. and the Registrant.

   10.26+               Warrant Agreement, as amended, dated April 28, 1999, by and between Communicade, Inc. and the Registrant.

   10.27+               Lease, dated April 15, 1999, by and between 20 Place
                        Associates LLC and the Registrant.

   16.1+                Letter from Ernst & Young LLP re Change in Certifying
                        Accountants.

   21.1+                Subsidiaries of the Registrant.

   23.1                 Consent of Arthur Andersen LLP-New York, New York.

   27.1                 Financial Data Schedule.

+ Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-986433), which was declared effective on December 8, 1999.

*   Management contract or compensatory plan or arrangement.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 29th day of March 2000.

                                                       AGENCY.COM LTD.

                                                       By:  /s/ CHARLES DICKSON
                                                            -----------------------------------------
                                                            Name: Charles Dickson
                                                            Title: Executive Vice President, Treasurer
                                                            and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2000:

                   SIGNATURE                                           TITLE(S)
                   ---------                                           --------
                  /s/ CHAN SUH                    President and Chief Executive Officer, and Chairman
     --------------------------------------         of the Board of Directors
                    Chan Suh                        (Principal Executive Officer)

                /s/ KYLE SHANNON
     --------------------------------------       Chief People Officer and Director
                  Kyle Shannon

               /s/ KENNETH TRUSH
     --------------------------------------       Executive Vice President and Director
                 Kenneth Trush

              /s/ CHARLES DICKSON                 Executive Vice President, Treasurer and Chief
     --------------------------------------         Financial Officer (Principal Financial and
                Charles Dickson                     Accounting officer)

            /s/ GERALD BRUCE REDDIT
     --------------------------------------       Director
              Gerald Bruce Redditt

                /s/ JOHN D. WREN
     --------------------------------------       Director
                  John D. Wren

              /s/ JEFFREY RAYPORT
     --------------------------------------       Director
                Jeffrey Rayport

               /s/ THOMAS DELONG
     --------------------------------------       Director
                 Thomas Delong

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AGENCY.COM AND SUBSIDIARIES

Report of Management........................................          F-2

Report of Independent Public Accountants....................          F-3

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................          F-4

Consolidated Statements of Operations for the three years
  ended December 31, 1999...................................          F-5

Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1999.......................          F-6

Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999...................................          F-7

Notes to Consolidated Financial Statements..................          F-8

Schedule II-Valuation and Qualifying Accounts...............  Schedule II

                              REPORT OF MANAGEMENT

    The management of AGENCY.COM Ltd. is responsible for the integrity of the financial data reported by the Company and its subsidiaries. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, the consolidated financial position and results of operations of AGENCY.COM Ltd. and subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles.

    The system of internal controls of the Company is designed to provide reasonable assurance that assets are safeguarded and records are maintained to substantiate the preparation of accurate financial information. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed the benefits derived therefrom.

    The financial statements have been audited by independent public accountants. Their report expresses an independent informed judgment as to the fairness of management's reported operating results and financial position. This judgment is based on the procedures described in the second paragraph of their report.

    The Audit Committee meets periodically with representatives of financial management and the independent public accountants to assure that each is properly discharging their responsibilities. In order to ensure complete independence, the Audit Committee communicates directly and separately with the independent public accountants and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of AGENCY.COM Ltd. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of AGENCY.COM Ltd. (a Delaware corporation) and subsidiaries, as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGENCY.COM Ltd. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts-Schedule II of this Form 10-K for the three years ended December 31, 1999 is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
February 12, 2000

                        AGENCY.COM LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current Assets:
Cash and cash equivalents...................................    $    769       $ 85,035
Accounts receivable, net of allowance for doubtful accounts
  of $826 and $5,164, respectively..........................       4,658         23,768
Unbilled charges............................................       2,346          9,224
Prepaid expenses and other current assets...................         193          1,698
Due from related parties....................................         142            255
                                                                --------       --------
      Total current assets..................................       8,108        119,980
Property and equipment, net of accumulated depreciation and
  amortization of $1,627 and $9,325, respectively...........       4,215         18,554
Intangibles, net of accumulated amortization of $965 and
  $8,749, respectively......................................       7,828         85,244
Deferred tax assets.........................................       2,759            547
Investments and other assets................................       1,950          2,566
                                                                --------       --------
      Total assets..........................................    $ 24,860       $226,891
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses.......................    $  4,880       $ 18,075
Income taxes payable........................................         195          1,462
Deferred revenue............................................         689         10,283
Current portion of capital lease obligations................         565          1,511
Due to related parties......................................         453          1,003
                                                                --------       --------
      Total current liabilities.............................       6,782         32,334
Long-Term Liabilities:
Due to Omnicom Group Inc....................................      11,989             --
Deferred tax liabilities....................................       2,967            482
Capital lease obligations...................................         848          1,644
Due to related parties......................................          --          1,217
Other long-term liabilities.................................         214            521
                                                                --------       --------
      Total long term liabilities...........................      16,018          3,864
                                                                --------       --------
      Total liabilities.....................................      22,800         36,198
                                                                --------       --------
Commitments and Contingencies (Note 10)

Stockholders' Equity (Note 8):
Preferred stock, $0.001 par value 10,000,000 shares
  authorized; none issued or outstanding as of December 31,
  1998 and 1999, respectively...............................          --             --
Common stock, $0.001 par value, 200,000,000 shares
  authorized;...............................................          17             35
17,425,810 and 34,849,641 shares issued; and 17,179,060 and
  34,726,265 shares outstanding at December 31, 1998 and
  1999, respectively........................................
Additional paid-in capital..................................       2,898        204,554
Retained earnings (deficit).................................        (846)       (13,725)
Cumulative foreign currency translation.....................          (9)          (171)
                                                                --------       --------
      Total stockholders' equity............................       2,060        190,693
                                                                --------       --------
      Total liabilities and stockholders' equity............    $ 24,860       $226,891
                                                                ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        AGENCY.COM LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1998         1999
                                                           ----------   ----------   ----------
Revenues.................................................  $   12,975   $   26,452   $   87,786
Direct salaries and costs................................       6,200       15,930       45,458
                                                           ----------   ----------   ----------
    Gross profit.........................................       6,775       10,522       42,328
General and administrative...............................       3,815       10,944       33,830
Sales and marketing......................................         527          596        4,671
Amortization of intangibles..............................          72          893        7,783
Depreciation and amortization............................         305        1,141        4,627
Non-cash compensation....................................          --           --        1,239
                                                           ----------   ----------   ----------
    Income (loss) from operations........................       2,056       (3,052)      (9,822)
Interest income (expense), net...........................          10         (360)      (2,862)
                                                           ----------   ----------   ----------
    Income (loss) before minority interest and income
      taxes..............................................       2,066       (3,412)     (12,684)
Minority interest........................................         167         (282)          51
                                                           ----------   ----------   ----------
    Income (loss) before provision (benefit) for income
      taxes..............................................       2,233       (3,694)     (12,633)
Provision (benefit) for income taxes.....................       1,051       (1,213)         246
                                                           ----------   ----------   ----------
Net income (loss)........................................  $    1,182   $   (2,481)  $  (12,879)
                                                           ==========   ==========   ==========

Per share information:
    Net income (loss) per common share
      Basic..............................................  $     0.07   $    (0.15)  $    (0.53)
                                                           ==========   ==========   ==========
      Diluted............................................  $     0.07   $    (0.15)  $    (0.53)
                                                           ==========   ==========   ==========
    Weighted average common shares used in computing per
      share amounts:
      Basic..............................................  16,200,000   16,854,499   24,494,603
                                                           ==========   ==========   ==========
      Diluted............................................  16,297,345   16,854,499   24,494,603
                                                           ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK         ADDITIONAL      RETAINED      CUMULATIVE FOREIGN        TOTAL
                                       ---------------------     PAID-IN       EARNINGS /          CURRENCY         STOCKHOLDERS'
                                         SHARES      AMOUNT      CAPITAL        (DEFICIT)         TRANSLATION          EQUITY
                                       ----------   --------   ------------   -------------   -------------------   -------------
Balance, January 1, 1997.............  16,200,000   $16,200    $  1,791,258   $     452,775       $       --        $  2,260,233
Capital contribution.................          --        --           6,433              --               --               6,433
Net income...........................          --        --              --       1,182,146               --           1,182,146
                                       ----------   -------    ------------   -------------       ----------        ------------
Balance, December 31, 1997...........  16,200,000    16,200       1,797,691       1,634,921               --           3,448,812
Common stock issued in connection
  with Spiral Media Inc.
  acquisition........................     480,626       480         535,425              --               --             535,905
Common stock issued in connection
  with Online Magic Ltd.
  acquisition........................     498,434       498         555,255              --               --             555,753
Capital contribution.................          --        --           9,899              --               --               9,899
Foreign currency translation
  adjustment.........................          --        --              --              --          (9,308)              (9,308)
Net loss.............................          --        --              --     (2,480,980)               --          (2,480,980)
                                       ----------   -------    ------------   -------------       ----------        ------------
Balance, December 31, 1998...........  17,179,060    17,178       2,898,270       (846,059)          (9,308)           2,060,081
Common stock issued in connection
  with Eagle River Interactive
  acquisition........................   3,740,238     3,740       4,497,584              --               --           4,501,324
Warrants issued in connection with
  Eagle River Interactive
  acquisition........................          --        --       3,428,471              --               --           3,428,471
Common stock issued in connection
  with Interactive Solutions
  acquisition........................   4,171,846     4,172       5,127,199              --               --           5,131,371
Stock options issued in connection
  with Interactive Solutions
  acquisition........................          --        --         722,191              --               --             722,191
Warrants issued in connection with
  Interactive Solutions
  acquisition........................          --        --       2,424,620              --               --           2,424,620
Common stock issued in connection
  with Twinspark Interactive.........   1,057,226     1,057      11,628,429              --               --          11,629,486
Common stock issued as contingent
  consideration in connection with
  Online Magic Ltd. acquisition......     123,376       123       1,357,794              --               --           1,357,917
Common Stock issued in connection
  with Visionik acquisition..........     572,000       572       6,291,428              --               --           6,292,000
Common Stock issued in connection
  with I-traffic acquisition.........     469,320       469       5,162,051              --               --           5,162,520
Stock options issued in connection
  with I-traffic acquisition.........          --        --       1,509,353              --               --           1,509,353
Sale of common stock under public
  offering, net of expenses..........   6,785,000     6,785     157,591,026              --               --         157,597,811
Foreign currency translation
  adjustment.........................          --        --              --              --        (161,968)            (161,968)
Deferred compensation................          --        --       1,238,565              --               --           1,238,565
Exercise of stock options............     628,199       628         677,004              --               --             677,632
Net loss.............................          --        --              --    (12,879,050)               --         (12,879,050)
                                       ----------   -------    ------------   -------------       ----------        ------------
Balance, December 31, 1999...........  34,726,265   $34,724    $204,553,985   $(13,725,109)       $(171,276)        $190,692,324
                                       ==========   =======    ============   =============       ==========        ============

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash Flows from Operating Activities:
Net income (loss)...........................................   $1,182    $(2,481)   $(12,879)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
  Allowance for doubtful accounts...........................      142        785         244
  Depreciation and amortization.............................      377      2,034      12,258
  Deferred income taxes.....................................      530     (1,596)       (274)
  Non-cash compensation expense.............................       --         --       1,239
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (3,030)        43     (14,705)
  Unbilled charges..........................................     (700)    (1,646)       (296)
  Prepaid expenses and other current assets.................     (140)        26        (405)
  Due from related parties..................................      100        157        (255)
  Other assets..............................................        9       (124)        656
  Accounts payable and accrued expenses.....................    1,245      3,155       5,332
  Income taxes payable......................................      173        (64)      1,267
  Deferred revenue..........................................      597         92       5,167
  Due to related parties....................................       --        454       1,313
  Other long-term liabilities...............................      147         67         308
                                                               ------    -------    --------
Net cash provided by (used in) operating activities.........      632        902      (1,030)
                                                               ------    -------    --------
Cash Flows from Investing Activities:
  Capital expenditures......................................   (1,579)    (1,881)    (12,186)
  Trademark costs...........................................     (112)        (3)         --
  Acquisitions, net of cash acquired........................   (1,462)    (7,699)    (10,787)
  Investment in Affiliate...................................       --         --        (993)
                                                               ------    -------    --------
Net cash used in investing activities.......................   (3,153)    (9,583)    (23,966)
                                                               ------    -------    --------
Cash Flows from Financing Activities:
  Proceeds from note payable due to Omnicom.................    2,425      9,564      29,396
  Payments on note payable to Omnicom.......................       --         --     (77,213)
  Payments under capital lease obligations..................     (122)      (271)       (942)
  Net proceeds (borrowings) under line of credit............       86        (86)        (55)
  Proceeds from common stock offering, net..................       --         --     157,561
  Deferred registration costs...............................       --       (146)         --
  Capital contribution......................................        7         10          --
  Proceeds from exercise of stock options...................       --         --         677
                                                               ------    -------    --------
  Net cash provided by financing activities.................    2,396      9,071     109,424
                                                               ------    -------    --------
  Effect of Exchange Rate on Cash and Cash Equivalents......       --         (9)       (162)
                                                               ------    -------    --------
Net increase (decrease) in cash and cash equivalents........     (125)       381      84,266
                                                               ------    -------    --------
Cash and Cash Equivalents, beginning of year................      513        388         769
                                                               ------    -------    --------
Cash and Cash Equivalents, end of year......................   $  388    $   769    $ 85,035
                                                               ------    -------    --------
Supplemental Disclosures of Cash Flow Information:
Income taxes paid...........................................   $  473    $   315    $    246
                                                               ------    -------    --------
Interest paid...............................................   $    2    $     2    $  2,862
                                                               ------    -------    --------
Supplemental Disclosure of Non-cash Investing Activities:
Equipment acquired under capital leases.....................   $  363    $ 1,444    $  2,685
                                                               ------    -------    --------
Supplemental Disclosure of Non-cash Financing Activities:
Common stock issued for acquisitions........................   $   --    $ 1,092    $ 25,379
                                                               ------    -------    --------
Warrants issued for acquisitions............................   $   --    $    --    $  5,853
                                                               ------    -------    --------
Stock options issued for acquisitions.......................   $   --    $    --    $  2,232
                                                               ------    -------    --------

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    AGENCY.COM Ltd. and subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet professional services firm. The Company provides clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their Internet businesses. The Company's services include: advising, consulting and planning on the strategic implications of the Internet for a company's business; designing creative, content, interface and information architecture elements of Internet resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness of Internet resources. In order to serve its global clients, AGENCY.COM currently has offices in New York; Avon, Colorado; Chicago; Dallas; Portland, Oregon; San Francisco; Cambridge, Massachusetts; Woodbridge, New Jersey; London; Paris; Amsterdam and Copenhagen. We also have minority investments in technology companies in Paris (see Note 13) and Singapore.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

    The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, the Company's share of the earnings and losses of these companies is included in consolidated net income (loss). As of December 31, 1998 and 1999, the Company has a 12% and 30% investment in the Edge Consultants PTE, LTD (see Note 2) which was accounted for under the cost and equity method, respectively. As of December 31, 1999, the Company had a 5% investment in Pictoris which was accounted for under the cost method.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principals applied in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenues are recognized for time and materials projects as services are provided. Revenues from fixed fee contracts are recognized as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. Revenues are recorded on partially completed contracts to the extent that an irrevocable right to the revenue exists under each client contract. Revenue is only recognized when persuasive evidence of an arrangement exists, services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. Unbilled charges represent labor costs incurred and estimated

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) earnings, production and other client reimbursable costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable. Amounts billed, which are not yet earned, are classified as deferred revenue in the accompanying consolidated balance sheets. As of December 31, 1999, the Company has approximately $4.3 million of customer advances included in deferred revenue in the accompanying consolidated financial statements.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt and equity instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

    CUSTOMER ADVANCES

    In connection with performing direct marketing consulting services for its customers, the Company purchases advertising on Web sites on behalf of its customers. The Company invoices its customers for the cost of media placements and remits payments to the Web sites but does not assume any credit risk associated with the transactions.

    The Company does not recognize any revenue or expenses associated with the purchasing and reinvoicing of advertising placements in its statement of operations. As of December 31, 1999, the Company has received approximately
$4.4 million of cash advances from its customers for the purchase of advertising on Web sites.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements and equipment held under capital leases are amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the related lease.

    INTANGIBLE ASSETS

    Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is included in intangible assets and is presently being amortized over a period of seven years on a straight-line basis. Customer base and workforce are being amortized over a period of five years and three years, respectively, on a straight-line basis. The Company reviews its intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset exceeds the fair value of the asset. If circumstances indicate that the carrying amount of the intangible asset that the Company expects to hold and use may not be recoverable, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the asset is

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the amount at which the asset could be bought or sold in a current transaction between willing parties or determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Management has evaluated the amortization periods in the current period and has determined that no impairment currently exists. These amortization periods will be evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired.

    ACCOUNTING FOR LONG-LIVED ASSETS

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 1998 and 1999.

    INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Through December 31, 1998, the Company elected to file its income tax returns using the cash basis of accounting. Subsequent to the year ending December 31, 1998, the Company has elected to file its income tax returns using the accrual basis of accounting.

    FOREIGN CURRENCY TRANSLATION

    All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity in the accompanying consolidated financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, net accounts receivable, due from related parties and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of due to and from Omnicom Group Inc. and capital lease obligations, including current portions, approximate fair value.

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) BUSINESS CONCENTRATIONS AND CREDIT RISK

    Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains substantially all of its cash and cash equivalents with Omnicom Finance Inc. ("Omnicom Finance"), a wholly owned subsidiary of Omnicom Group Inc. ("Omnicom") which is the largest shareholder of the Company and to a lesser extent various other financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States and Europe. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the year ended December 31, 1997, 4 clients accounted for 18%, 17%, 14% and 10%, of total revenues.

For the year ended December 31, 1998, 1 client accounted for 16% of total revenues.

For the year ended December 31, 1999, 1 client accounted for 11% of total revenues.

As of December 31, 1998, 1 client accounted for 31% of total accounts receivable and unbilled charges.

As of December 31, 1999, 1 client accounted for 23% of total accounts receivable and unbilled charges.

    NET INCOME (LOSS) PER COMMON SHARE

    The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                               YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------
                                                         WEIGHTED    NET INCOME
                                                         AVERAGE     PER COMMON
                                           NET INCOME     SHARES       SHARE
                                           ----------   ----------   ----------
Basic EPS:
  Net income attributable to common
    stock................................  $1,182,146   16,200,000     $0.07
  Stock options..........................          --       97,345        --
                                           ----------   ----------     -----
Diluted EPS..............................  $1,182,146   16,297,345     $0.07
                                           ==========   ==========     =====

                                                YEAR ENDED DECEMBER 31, 1998
                                           ---------------------------------------
                                                          WEIGHTED    NET LOSS PER
                                                          AVERAGE        COMMON
                                            NET LOSS       SHARES        SHARE
                                           -----------   ----------   ------------
Basic EPS:
  Net loss attributable to common
    stock................................  $(2,480,980)  16,854,499      $(0.15)
  Stock options..........................           --           --          --
                                           -----------   ----------      ------
Diluted EPS..............................  $(2,480,980)  16,854,499      $(0.15)
                                           ===========   ==========      ======

                                                YEAR ENDED DECEMBER 31, 1999
                                          ----------------------------------------
                                                          WEIGHTED    NET LOSS PER
                                                          AVERAGE        COMMON
                                            NET LOSS       SHARES        SHARE
                                          ------------   ----------   ------------
Basic EPS:
  Net loss attributable to common
    stock...............................  $(12,879,050)  24,494,603      $(0.53)
  Stock options and warrants............            --           --          --
                                          ------------   ----------      ------
Diluted EPS.............................  $(12,879,050)  24,494,603      $(0.53)
                                          ============   ==========      ======

    Diluted EPS for the year ended December 31, 1998 and 1999 does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

    STOCK-BASED COMPENSATION

    In 1998, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB
No. 25") while providing the necessary pro forma disclosures as if the fair value method had been applied (Note 8).

    COMPREHENSIVE INCOME

    During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1997         1998           1999
                                         ----------   -----------   ------------
Net income (loss)......................  $1,182,146   $(2,480,980)  $(12,879,050)
Foreign currency translation
  adjustment...........................          --        (9,308)      (161,968)
                                         ----------   -----------   ------------
Comprehensive income (loss)............  $1,182,146   $(2,490,288)  $(13,041,018)
                                         ==========   ===========   ============

    INITIAL PUBLIC OFFERING

    On December 13, 1999, the Company closed its initial public offering (the "Offering") and sold an aggregate of 6,785,000 shares (including 885,000 shares subject to the underwriters' overallotment option) of the Company's Common Stock to the public. All of the shares of Common Stock sold in the Offering were sold by the Company. Net proceeds to the Company were approximately $157.6 million, after deducting underwriting discounts and commissions and expenses payable by the Company in connection with the Offering. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by the Company to Omnicom under the lines of credit provided by Omnicom.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement also establishes standards for related disclosure about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company currently operates in a single segment (Note 9).

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on its financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently engage in derivative activity and does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position or cash flows.

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

2. ACQUISITIONS AND INVESTMENTS

    SPIRAL MEDIA INC.

    In July 1997, the Company purchased 51% of the outstanding shares of Spiral Media Inc. ("Spiral Media"). The Company purchased the remaining portion of outstanding shares in July 1998. The total consideration for all of the stock acquired was approximately $6.2 million. This consideration was comprised of a cash payment of $5.5 million, relinquishment of debt due from Spiral Media stockholders totaling approximately $0.1 million and the issuance of 480,626 shares of the Company's common stock valued at $1.12 per share, which in management's opinion was the fair market value of the common stock at the date of issuance. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. As a result of this acquisition, the Company has recorded goodwill of approximately
$6.1 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years.

    ONLINE MAGIC LIMITED

    In October 1997, the Company purchased 42.5% of the outstanding shares of Online Magic Limited ("Online Magic"), a United Kingdom company, which represented the controlling interest in Online Magic. The outstanding shares acquired were deemed to be a controlling interest as after the investment, the Company had the ability to direct or cause the direction of the management and operating and financing policies of Online Magic. In May 1998 and July 1998, the Company acquired all of the remaining outstanding shares of Online Magic through two separate purchase agreements. The total consideration paid was approximately $2.2 million. The consideration is comprised of a cash payment of approximately $1.6 million and the issuance of 498,434 shares of the Company's common stock value at $1.12 per share, which in management's opinion was the fair market value of the common stock at the date of issuance. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. As a result of this acquisition, the Company has recorded goodwill of approximately $1.9 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Furthermore, the purchase agreements call for certain earn-out payments to former shareholders of Online Magic based upon the achievement of targeted operating performance of Online Magic through December 1999. In September 1999, the Company released 123,376 shares from escrow and issued them to two of the former shareholders of Online Magic as part of the earn-out payment. These shares were valued at $11.00 which was the current fair market value of the Company's stock. The total value of the shares of approximately $1.4 million was recorded as additional purchase price and is reflected as additional goodwill in the accompanying financial statements. The remaining earn-out payment is payable in the form of 123,374 shares of the Company's common stock which is currently held in escrow and is considered issued but not outstanding (Note 8).

                        AGENCY.COM LTD. AND SUBSIDIARIES

2. ACQUISITIONS AND INVESTMENTS (CONTINUED)
Future earn-out payments, if any, will be recorded as additional purchase price and, as such, an adjustment to goodwill (See Note 13).

    KETCHUM ADVERTISING INC.

    In April 1998, the Company acquired certain assets and assumed certain liabilities from Ketchum Advertising Inc. ("Ketchum"). Ketchum was a subsidiary of Omnicom, which is a significant shareholder of the Company's common stock both directly and through a wholly owned subsidiary. In consideration for the net assets acquired, the Company paid approximately $0.6 million in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $0.6 million, which is being amortized over a period of seven years.

    THE PRIMARY GROUP

    In August 1998, the Company acquired certain assets from Web Partners (doing business as the "Primary Group") and assumed certain liabilities. In consideration for the net assets acquired, the Company paid approximately $53,000 in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $50,000, which is being amortized over a period of seven years.

    THE EDGE CONSULTANTS PTE. LTD.

    In December 1998, the Company entered into an agreement to acquire 60% of the outstanding shares of The Edge Consultants PTE. LTD. ("The Edge") in a step transaction. In accordance with the agreement, in December 1998, the Company purchased 12% of the outstanding shares of The Edge for approximately
$1.6 million in cash. In July 1999, the Company purchased an additional 18% under the agreement for a cash payment of approximately $1.5 million and has accounted for this investment under the equity method of accounting subsequent to this investment. The total cash consideration for the 30% investment was $3.1 million. Of the $3.1 million, $2.2 million of the Company's investment in The Edge represents costs in excess of 30% of The Edge's net assets. In accordance with the equity method of accounting, these costs in excess of the Company's total investment have been recorded as goodwill in the accompanying financial statements and are being amortized over a period of seven years. Prior to the additional 18% investment, the Company accounted for this investment under the cost method of accounting. The Company may purchase an additional 30% for an amount that is contingent upon the achievement of targeted operating performance goals by Edge.

    INTERACTIVE SOLUTIONS INCORPORATED AND QUADRIS CONSULTING, INC.

    In April 1999, the Company acquired all of the issued and outstanding shares of capital stock of Interactive Solutions Incorporated ("ISI") from the ISI shareholders (including Communicade Inc., a wholly owned subsidiary of Omnicom) in exchange for an aggregate of 4,171,846 shares of the Company's common stock and a warrant to purchase 3,071,248 shares of the Company's common stock

                        AGENCY.COM LTD. AND SUBSIDIARIES

2. ACQUISITIONS AND INVESTMENTS (CONTINUED) at a purchase price of $0.005 per share. Such warrant was valued at $0.80 per share and the fair value of the Company's common stock on the date of purchase was $1.23 per share, each as determined by an independent third-party valuation.

    Immediately, prior to the acquisition of ISI, ISI acquired all of the issued and outstanding shares of capital stock of Quadris Consulting, Inc. ("Quadris") from the Quadris shareholders in exchange for an aggregate of 1,869,528 shares of ISI common stock. Prior to both acquisitions, Communicade sold 485,999.64 shares of ISI common stock to certain of the Company's shareholders for an aggregate price of approximately $0.4 million.

    Outstanding stock options under the stock option plans of Quadris and ISI were converted into 1,406,378 options to purchase the Company's common stock. Included in these options were 557,978, 185,988 and 662,412 options which were converted at exercise prices of $0.41, $0.45 and $1.21, respectively, which were lower than the fair market value of the Company's common stock at the date of grant, which was $1.23. Accordingly, the Company has recorded additional purchase price of approximately $0.6 million for the difference between the exercise price and the fair market value of the underlying common shares relating to these options.

    As a result of this acquisition, the Company has recorded goodwill of approximately $15.1 million which is the cost plus the net liabilities assumed after the allocation to trained workforce and customer base of $1.0 million and $2.6 million, respectively. Goodwill, trained workforce and customer base are being amortized over a period of seven, three and five years, respectively.

    EAGLE RIVER INTERACTIVE INC.

    In April 1999, the Company acquired all of the issued and outstanding shares of capital stock of Eagle River Interactive Inc. ("ERI") from Omnicom, ERI's sole shareholder, in exchange for an aggregate of 3,659,548 shares of the Company's common stock and a warrant to purchase 4,328,752 shares of the Company's common stock at a purchase price of $0.005 per share. Such warrant was valued at $0.80 per share and the fair value of the Company's common stock on the date of purchase was $1.23 per share, each as determined by an independent third-party valuation. In addition, at this time, Omnicom caused Communicade to transfer 13,322 shares of the Company's common stock to certain participants of the ERI Key Executive Incentive Program in settlement of all obligations due under the program. 80,690 shares were issued to an executive of ERI in connection with his employment agreement (Note 10). These shares have been valued at $1.23 per share, the then fair market value of the Company's common stock for a total value of approximately $0.1 million. Provided that the employee remains in continuous service with the Company, one-third of the restricted shares will automatically vest on each of the first three anniversaries of the date of grant. If the employee retires or his employment is involuntarily terminated prior to any of the first three anniversaries, the pro rata portion of the number of restricted shares that would have vested as of such termination date will vest. The Board of Directors has sole discretion to increase the number of shares that will vest on retirement or involuntary termination. The Company will amortize the fair value of the shares granted over the three-year vesting period as compensation expense.

    As a result of this acquisition, the Company has recorded goodwill of approximately $26.4 million which is the cost plus net liabilities assumed after the allocation to trained workforce and customer

                        AGENCY.COM LTD. AND SUBSIDIARIES

2. ACQUISITIONS AND INVESTMENTS (CONTINUED) base of $1.3 million and $3.2 million, respectively. Goodwill, trained workforce and customer base are being amortized over a period of seven, three and five years, respectively.

    DIGITAL VISION COMMUNICATIONS INC.

    In May 1999, the Company purchased all of the issued and outstanding shares of capital stock of Digital Vision Communications Inc. ("Digital Vision") for approximately $1.1 million in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

    As a result of this acquisition, the Company has recorded goodwill of approximately $1.4 million which is the cost plus the net liabilities assumed and is being amortized over a period of seven years.

    TWINSPARK INTERACTIVE PEOPLE B.V.

    In August 1999, the Company purchased all of the issued and outstanding shares of capital stock of Twinspark Interactive People B.V. ("Twinspark") for $0.7 million in cash and 1,057,226 shares of the Company's common stock valued at $11.00 per share, of which 1,047,226 shares will be given to the shareholders of Twinspark and 10,000 to former employees of Twinspark, for a total aggregate purchase price of approximately $12.3 million. The Company also granted 75,000 stock options to former employees of Twinspark at an exercise price equal to the then fair market value of the Company's common stock. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $12.7 million which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. Furthermore, the purchase agreement calls for certain earn-out payments to the former shareholders of Twinspark based upon the achievement of certain targeted operating results of Twinspark through December 1999. These payments are payable in the form of 168,066 shares of the Company's common stock which are currently held in escrow. Future payments, if any, will be recorded as additional purchase price and, accordingly, an adjustment to goodwill.

    INTERACTIVE TRAFFIC, INC.

    In October 1999, the Company purchased all of the issued and outstanding shares of capital stock of Interactive Traffic, Inc. ("I-traffic") for approximately $3.0 million in cash at the closing, a $1.0 million payment in January 2000, 469,320 shares of the Company's common stock valued at $11.00 per share, the assumption of options to purchase 160,680 shares of the Company's common stock at an average exercise price of $2.54 per share, and the issuance of newly-granted options to purchase 60,000 shares of the Company's common stock at an exercise price of $8.50 per share, which options were valued at less than the fair market value of the Company's common stock on the date of grant, valued at approximately $1.5 million, for a total aggregate purchase price of approximately $10.7 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair value on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately
$11.1 million which is the cost plus the net liabilities

                        AGENCY.COM LTD. AND SUBSIDIARIES

2. ACQUISITIONS AND INVESTMENTS (CONTINUED) assumed and is being amortized over a period of seven years. Furthermore, the purchase agreement calls for certain earn-out payments to the former shareholders of I-traffic based upon the achievement of certain future targeted operating results of I-traffic consisting of four quarterly payments beginning in the fourth quarter of 1999 and common stock which may be issued one year from the date of the closing of the transaction. These payments are payable in cash and additional shares of the Company's common stock and future payments, if any, will be recorded as additional purchase price and, accordingly, an adjustment to goodwill.

    VISIONIK A/S

    In November 1999, the Company purchased all of the issued and outstanding shares of capital stock of Visionik A/S ("Visionik"), a Danish corporation, for $0.5 million in cash and 572,000 shares of the Company's common stock valued at $11.00 per share for a total aggregate purchase price of approximately
$6.8 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $6.5 million which is the cost in excess of the net assets acquired and is being amortized over a period of seven years.

    The acquisitions described were valued based on management's estimate of the fair value of the net assets acquired at the date of acquisition. Costs in excess of net assets acquired were recorded as intangible assets. Presented below is the allocation of the purchase price among assets acquired, liabilities assumed and intangible assets.

                        AGENCY.COM LTD. AND SUBSIDIARIES

2. ACQUISITIONS AND INVESTMENTS (CONTINUED)

                                                        (IN THOUSANDS)
                                SPIRAL MEDIA     ONLINE MAGIC       KETCHUM       PRIMARY GROUP
                               --------------   --------------   --------------   --------------
Accounts receivable..........      $  402           $1,080            $ --          $      --
Fixed assets.................         202              345              --                  2
Other assets.................         132              797              --                 --
Intangible assets............       6,111            3,230             643                 51
Current liabilities..........        (615)          (1,313)             --                 --
Long-term liabilities........         (66)            (585)             --                 --
                                   ------           ------            ----          ---------
      Total purchase price...      $6,166           $3,554            $643          $      53
                                   ======           ======            ====          =========

                                                        (IN THOUSANDS)
                                  ISI AND
                                  QUADRIS            ERI         DIGITAL VISION     TWINSPARK
                               --------------   --------------   --------------   --------------
Accounts receivable..........      $  811          $   521           $  159          $ 1,040
Fixed assets.................       1,026            2,132               26              511
Other assets.................       2,648            2,755               --              154
Intangible assets............      18,784           30,951            1,435           12,735
Current liabilities..........      (5,159)         (10,872)            (319)          (2,059)
Long-term liabilities........      (9,905)         (17,407)            (202)             (52)
                                   ------          -------           ------          -------
      Total purchase price...      $8,205          $ 8,080           $1,099          $12,329
                                   ======          =======           ======          =======

                                                 (IN THOUSANDS)
                                          I-TRAFFIC           VISIONIK
                                      -----------------   -----------------
Accounts receivable.................       $ 1,369             $   686
Fixed assets........................           469                  46
Other assets........................         1,713                 670
Intangible assets...................        11,062               6,481
Current liabilities.................        (1,356)             (1,072)
Long-term liabilities...............        (2,585)                (20)
                                           -------             -------
      Total purchase price..........       $10,672             $ 6,791
                                           =======             =======

    PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

    The following unaudited pro forma consolidated statement of operations data for the year ended December 31, 1998 give effect to the acquisitions of Ketchum, Primary Group, ISI and Quadris, ERI, Digital Vision, Twinspark, I-traffic and Visionik as if each of these acquisitions had occurred on January 1, 1998. The pro forma consolidated statement of operations data for the year ended
December 31, 1999 give effect to the acquisition of ISI, ERI, Digital Vision, Twinspark, I-traffic and Visionik as if these acquisitions had occurred on January 1, 1999.

    All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions

                        AGENCY.COM LTD. AND SUBSIDIARIES

2. ACQUISITIONS AND INVESTMENTS (CONTINUED) actually taken place on January 1, 1998 and January 1, 1999 and may not be indicative of future operating results.

                                                         (IN THOUSANDS)
                                                 YEAR ENDED          YEAR ENDED
PRO FORMA:                                    DECEMBER 31, 1998   DECEMBER 31, 1999
----------                                    -----------------   -----------------
Revenues....................................      $ 76,130            $106,378
Net loss....................................       (21,960)            (23,633)
Basic and diluted net loss per share........         (0.82)              (0.85)

3. RELATED PARTY TRANSACTIONS

    On September 12, 1996, the controlling shareholders of the Company entered into a shareholder's agreement (the "Shareholders Agreement") with Communicade Inc., a wholly owned subsidiary of Omnicom. The Shareholders Agreement provided a line of credit for working capital purposes of up to $1.0 million (subsequently amended to $2.5 million) at the same interest rate charged by Omnicom to its subsidiaries under the Omnicom cash management system, which was approximately 6.50%. Borrowings were secured by a first priority lien on all assets. In addition, the Shareholders Agreement provided for additional financing to the Company for "new media" acquisitions at the same interest rate charged by Omnicom to its subsidiaries under the Omnicom cash management system.

    On April 28, 1999, the Company entered into a new shareholder's agreement (the "New Agreement") with Omnicom. The New Agreement nullified and superseded the previous Shareholders Agreement dated September 12, 1996. The New Agreement provides a line of credit for working capital purposes of not less than $10.0 million at the same interest rate charged by Omnicom to its subsidiaries under the Omnicom cash management system, which was approximately 5.89%. Borrowings are secured by a first priority lien on all assets. In addition, the New Agreement provides for additional financing to the Company for "new media" acquisitions at the same interest rate charged by Omnicom to its subsidiaries under the Omnicom cash management system. Interest on any such loans shall be paid quarterly on the then outstanding principal balance. Principal shall be repaid quarterly in equal installments over a five-to-ten-year period.

    At December 31, 1998 and 1999, there were approximately $2.5 million and $0 outstanding, respectively, on the working capital line of credit at an interest rate of 6%. At December 31, 1998 and 1999, there were approximately
$9.5 million and $0 outstanding, respectively, on the acquisition loans at an average rate of 6%. Related interest expense under the financing arrangements was approximately $34,000, $0.4 million and $2.9 million, respectively, for the three years ended December 31, 1999.

    In November 1999, the Company entered into a new $85 million credit facility with Omnicom Finance, a wholly owned subsidiary of Omnicom, which replaced the Company's revolving credit lines and consolidates all of the Company's previously outstanding indebtedness due to Omnicom. The credit facility provides for a $25 million term loan, a $54 million revolving credit line and a $6.0 million lease credit support facility. As required by the credit facility the Company repaid the amounts borrowed under the term loan portion of the new credit facility. The remaining amounts if any will be due in full on September 30, 2001. This credit facility bears interest at the rate of Omnicom's commercial paper rate plus 1.25% and terminates in September 2001.

                        AGENCY.COM LTD. AND SUBSIDIARIES

3. RELATED PARTY TRANSACTIONS (CONTINUED)
    Included in revenue for the year ended December 31, 1999 is approximately $500,000 related to services provided by the Company to its largest shareholder, Omnicom. There were no such revenues for the years ended December 31, 1997 or 1998.

    In December 1999, the Company repaid all outstanding amounts owed to Omnicom Finance.

    The Company maintains substantially all of the net proceeds of our initial public offering in a cash account with Omnicom Finance. Under this arrangement, Omnicom Finance invests these funds and the Company receives from Omnicom Finance 6.0% on the balance of this account. As of December 31, 1999, the balance of this cash account was approximately $75.4 million.

    DUE FROM/TO RELATED PARTIES

    Due from related parties consists of the following:

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Urban Desires Inc.....................................    $130        $255
ISI...................................................      12          --
                                                          ----        ----
Due from related parties..............................    $142        $255
                                                          ====        ====

    Certain of the primary shareholders of the Company own Urban Desires Inc. The Company provides services at its normal rates to Urban Desires Inc. for which the Company is reimbursed. The total amount billed to Urban Desires Inc. was not material to the accompanying consolidated financial statements.

    Due to related parties consists of the following:

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Quadris...............................................    $252       $   --
ERI...................................................      34           --
Loans payable to shareholders/former shareholders.....     167        2,128
Other.................................................      --           92
                                                          ----       ------
Total amounts due to related parties..................     453        2,220
Less: current portion.................................     453        1,003
                                                          ----       ------
Total long term due to related parties................    $ --       $1,217
                                                          ====       ======

    In January 2000, the Company paid its $1.0 million obligation to the former shareholders of I-traffic which was included in the current portion of Due to related parties.

                        AGENCY.COM LTD. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Equipment under capital leases........................   $1,805      $ 3,113
Equipment.............................................      802        2,098
Computer equipment....................................    1,948       10,682
Furniture and fixtures................................      806        2,954
Leasehold improvements................................      481        9,032
                                                         ------      -------
      Total property and equipment....................    5,842       27,879
Less-Accumulated depreciation and amortization........   (1,627)      (9,325)
                                                         ------      -------
      Property and equipment, net.....................   $4,215      $18,554
                                                         ======      =======

    Depreciation and amortization expense was $305, $1,141, and $4,627 respectively, for the three years ended December 31, 1999.

5. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Goodwill..............................................   $8,678      $85,710
Customer base.........................................       --        5,840
Workforce.............................................       --        2,328
Trademark.............................................      115          115
                                                         ------      -------
Gross Intangible assets...............................    8,793       93,993
Less-Accumulated amortization.........................     (965)      (8,749)
                                                         ------      -------
Intangible assets, net................................   $7,828      $85,244
                                                         ======      =======

    Amortization expense was $72, $893, and $7,783 respectively, for the three years ended December 31, 1999.

                        AGENCY.COM LTD. AND SUBSIDIARIES

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Accounts payable......................................   $3,104      $ 6,203
Accrued expenses-other................................    1,370        9,805
Accrued professional fees.............................      406        2,067
                                                         ------      -------
                                                         $4,880      $18,075
                                                         ======      =======

7. INCOME TAXES

    Income (loss) before income taxes and minority interest and the provision (benefit) for taxes on income (loss) consisted of the following:

                                                                      (IN THOUSANDS)
                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1998        1999
                                                             ---------   ---------   ---------
Income (loss) before income taxes and minority interest:
  Domestic.................................................   $2,227      $(3,761)   $(11,983)
  International............................................     (161)         349        (701)
                                                              ------      -------    --------
                                                              $2,066      $(3,412)   $(12,684)
                                                              ======      =======    ========
Provision (benefit) for taxes on income (loss):
  Current -
    Federal................................................   $  258      $   161    $   (205)
    State and local........................................      176          105         (49)
    International..........................................      (56)         122         213
  Deferred -
    Federal................................................      414         (972)     (2,283)
      State and local......................................      259         (629)       (714)
      International........................................       --           --          --
      Valuation Allowance..................................       --           --       3,284
                                                              ------      -------    --------
                                                              $1,051      $(1,213)   $    246
                                                              ======      =======    ========

                        AGENCY.COM LTD. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    A reconciliation of the difference between the statutory U.S. Federal Income Tax and the Company's tax provision (benefit) is as follows:

                                                                      (IN THOUSANDS)
                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1998        1999
                                                             ---------   ---------   ---------
Statutory federal income taxes (benefit)...................   $  723      $(1,194)    $(4,439)
State and local taxes on income, net of federal income tax
  benefit..................................................      283         (340)         33
Goodwill amortization......................................       25          286       1,272
Nondeductible expense......................................       20           30          96
Other......................................................       --            5          --
Valuation allowance........................................       --           --       3,284
                                                              ------      -------     -------
Provision (benefit) for income taxes.......................   $1,051      $(1,213)    $   246
                                                              ======      =======     =======

    The tax effects of temporary differences that give rise to a significant portion of the deferred income taxes are as follows:

                                                            (IN THOUSANDS)
                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------   ----------
Current deferred income tax assets (liabilities) net:
  Cash to accrual adjustments.........................   $  (182)     $  (182)
Allowance for doubtful accounts and other
  non-deductible accruals.............................       542          611
Noncurrent deferred tax asset (liabilities), net:
  Cash to Accrual adjustments.........................      (546)        (364)
  Net operating loss..................................        --        3,343
  Other...............................................       (22)          --
  Valuation allowance.................................        --       (3,343)
                                                         -------      -------
      Total deferred income taxes, net................   $  (208)     $    65
                                                         =======      =======

    Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements, which are not currently deductible for tax purposes, and differences between the tax and book basis of assets and liabilities recorded in connection with the acquisitions. Deferred tax liabilities result principally from expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

    The Company has recorded a full valuation allowance for tax assets as of December 31, 1999 as management believes that it is more likely than not that these assets will not be realized.

    On September 12, 1996, pursuant to the Shareholder Agreement (Note 3), the Company's S Corporation status was terminated and the Company began operations as a C Corporation. Accordingly, the Company became subject to federal and state income taxes and the retained deficit of the Company was transferred to additional paid-in capital.

                        AGENCY.COM LTD. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    If the Company operated as a C corporation since its inception, the pro forma income tax provision would have been $1,405,577 (unaudited), without contemplating any applicable tax laws related to the utilization of net operating losses. No pro forma adjustments are required for the years ended December 31, 1997 and 1998 as the Company was operating as a C Corporation during those years.

    Management believes that amortization relating to certain goodwill generated from international acquisitions is deductible under the Internal Revenue Code. The Company may be restricted to the use of its net operating losses as a result of the aforementioned acquisitions (Note 2).

8. STOCKHOLDERS' EQUITY

COMMON SHARES

    In August 1999, the certificate of incorporation was amended to increase the number of authorized shares of common stock, $0.001 par value, to 200,000,000.

STOCK SPLITS

    On October 31, 1996, the Board of Directors authorized a 1.8 for 1 stock split of the Company's common stock. On November 21, 1997, the Board of Directors authorized a 5 for 1 stock split of the Company's common stock. On July 15, 1998, the Board of Directors authorized a 1.8 for 1 stock split of the Company's common stock. In June 1999, the Board of Directors authorized a 2 for 1 stock split of the Company's common stock. All share and per-share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to these stock splits.

STOCK OPTIONS

    On November 1, 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,800,000 shares of the Company's common stock to be acquired by the holders of said awards, to key employees.

    On November 24, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of 2,078,730 shares of the Company's common stock to be acquired by the holders of said awards, to key employees.

    The awards under both plans took the form of nonqualified stock options and would have expired five years from the date of grant. In the opinion of management, the exercise price of options granted was equal to the fair market value of the Company's common stock on the date of grant.

    Options granted under the 1996 Plan and 1997 Plan vested upon the occurrence of the change in control of the common stock of the Company.

                        AGENCY.COM LTD. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of stock option activity for the 1996 Plan and 1997 Plan is as follows:

                                                          1996 PLAN                   1997 PLAN
                                                  -------------------------   -------------------------
                                                                WEIGHTED                    WEIGHTED
                                                                AVERAGE                     AVERAGE
                                                   SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  --------   --------------   --------   --------------
Balance at December 31, 1996....................   154,800        $0.86             --        $  --
Granted.........................................   164,088         1.05        332,730         1.12
Exercised.......................................        --           --             --           --
Canceled........................................    (9,000)        0.86             --           --
                                                  --------                    --------
Balance at December 31, 1997....................   309,888         0.96        332,730         1.12
Granted.........................................    96,030         1.12        148,560         1.12
Exercised.......................................        --           --             --           --
Canceled........................................   (92,520)        0.99        (20,000)        1.12
                                                  --------                    --------
Balance at December 31, 1998....................   313,398        $1.00        461,290        $1.12
Granted.........................................        --           --         50,846         1.23
Exercised.......................................  (175,710)        1.01       (144,594)        1.23
Canceled........................................    (9,270)        1.12             --           --
Transferred to the 1999 Plan....................  (128,418)        0.97       (367,542)        1.13
                                                  --------                    --------
Balance at December 31, 1999....................        --        $  --             --        $  --
                                                  ========                    ========

AGENCY.COM 1999 Plan

    On February 22, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan"). The 1999 Plan is divided into the following three separate equity programs:

    a) Discretionary Option Grant Program-under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock.

    b) Stock Issuance Program-under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered.

    c) Automatic Option Grant Program-under which eligible non-employee Board members shall automatically receive options at periodic intervals to purchase shares of common stock.

    The AGENCY.COM 1999 Stock Option/Stock Issuance Plan is the successor program to the 1996 Plan and 1997 Plan. The AGENCY.COM 1999 Plan was adopted in February 1999 and became effective as of that date. All outstanding options under the 1996 Plan and 1997 Plan were transferred to the AGENCY.COM 1999 Plan. The transferred options will continue to be governed by their existing terms. Except as otherwise noted, the transferred options have substantially the same terms as those for grants to be made under the discretionary option grant program of the AGENCY.COM 1999 Plan.

    9,676,178 shares of our common stock have been authorized for issuance under the AGENCY.COM 1999 Plan, as amended. This share reserve consists of the number of shares carried over from the 1996 and 1997 Plans plus an additional increase of 8,478,266 shares. The share reserve

                        AGENCY.COM LTD. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)
will automatically increase on the first trading day in January each year, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the prior year, but in no event will this annual increase exceed 1,500,000 shares. In addition, no participant in the AGENCY.COM 1999 Plan may be granted stock options, separately exercisable stock appreciation rights or direct stock issuances for more than 1,100,000 shares of common stock in total in any calendar year. Of the 9,676,178 shares 5,446,663 remained available for issuance at the close of business on December 31, 1999.

I-TRAFFIC 1999 PLAN

    In July 1999, I-traffic adopted the I-traffic 1999 Stock Incentive Plan (the "I-traffic 1999 Plan") under which I-traffic issued awards including shares, incentive stock or non-qualified stock options. The awards, other than incentive stock options, were granted to the I-traffic's directors, employees and consultants by I-traffic. Incentive stock options were only granted to employees of I-traffic. The maximum aggregate number of shares which could have been issued pursuant to all awards was 200,000.

    In accordance with the I-traffic 1999 Plan, all outstanding awards issued became fully vested and exercisable upon the acquisition of I-traffic by the Company. Upon the acquisition of I-traffic by AGENCY.COM all options under the I-traffic 1999 Plan converted to options to acquire AGENCY.COM shares.

INTERACTIVE SOLUTIONS 1996 PLAN

    The Interactive Solutions Incorporated 1996 Stock Option and Incentive Plan (the "ISI 1996 Plan"), provided for the granting of stock options to its employees. Pursuant to the ISI 1996 Plan, an aggregate of 500,000 shares of common stock was reserved for issuance. Under the ISI 1996 Plan, the optionees received from ISI options to purchase shares in ISI. Upon acquisition of ISI by AGENCY.COM all options that were issued by ISI were under the ISI 1996 Plan were converted to options to acquire AGENCY.COM shares.

QUADRIS 1998 PLAN

    Quadris had a 1998 Stock Option and Incentive Plan (the "Quadris 1998 Plan"), that provided for the granting of 1,500,000 of options to employees of Quadris. These options which were granted by Quadris gave the optionee the right to purchase common stock of Quadris. Upon the acquisition of Interactive Solutions by AGENCY.COM all options under the Quadris 1998 Plan converted to options to acquire AGENCY.COM shares.

                        AGENCY.COM LTD. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity for the AGENCY.COM 1999 Plan, the Quadris 1998 Plan, the ISI 1996 Plan and the I-traffic 1999 Plan discussed above is as follows:

                                                                                          ALL ACTIVE PLANS
                                                                                        --------------------
                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                        AGENCY.COM    QUADRIS      ISI      I-TRAFFIC               EXERCISE
                                          SHARES       SHARES     SHARES     SHARES      SHARES      PRICE
                                        -----------   --------   --------   ---------   ---------   --------
Balance at December 31, 1998..........          --     745,730    657,082         --    1,402,812    $0.79
Granted...............................   4,604,283       3,518      5,326    161,499    4,774,626     6.24
Exercised.............................      (9,300)   (131,715)  (175,179)    (1,970)    (318,164)    5.23
Canceled..............................    (374,768)    (15,599)   (16,713)        --     (407,080)    5.88
Transferred from the 1996 and 1997
  Plans...............................     495,960          --         --         --      495,960     1.09
                                         ---------    --------   --------    -------    ---------
Balance at December 31, 1999..........   4,716,175     601,934    470,516    159,529    5,948,154    $4.75
                                         =========    ========   ========    =======    =========

    The following table summarizes information on stock options outstanding and exercisable under the AGENCY.COM 1999 Plan, the Quadris 1998 Plan, the ISI 1996 Plan and the I-traffic 1999 Plan at December 31, 1999:

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        -------------------------------------------   --------------------------
                                       WEIGHTED         WEIGHTED                     WEIGHTED
   EXERCISE PRICE                      AVERAGE          AVERAGE                      AVERAGE
        RANGE            NUMBER     REMAINING LIFE   EXERCISE PRICE    NUMBER     EXERCISE PRICE
---------------------   ---------   --------------   --------------   ---------   --------------
 $0.41-- $0.45            601,934         9.0            $ 0.42         116,779       $ 0.43
 $0.86-- $1.23          2,997,276         8.6            $ 1.20       1,008,282       $ 1.15
 $2.51-- $3.41            272,646         9.0            $ 2.89         184,638       $ 2.64
 $4.07-- $5.80            344,757         9.7            $ 4.07           1,557       $ 5.80
 $7.44-- $9.35          1,403,191         9.8            $ 8.23         100,000       $ 8.50
$19.55--$26.00            185,650         9.9            $25.81              --           --
$32.51--$32.51             75,200         9.9            $32.51          75,200       $32.51
$51.00--$51.00             67,500        10.0            $51.00              --           --
---------------------   ---------                                     ---------
$ 0.41--$51.00          5,948,154         9.1            $ 4.75       1,486,456       $ 3.36
                        =========                                     =========

    The Company accounts for the stock option plans in accordance with APB
No. 25, under which no compensation has been recognized for stock options granted. Had compensation for the stock option plans been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net

                        AGENCY.COM LTD. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)
income (loss) and basic and diluted net income (loss) per common share would have been the following:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
                                                           (IN THOUSANDS
                                                      EXCEPT PER SHARE DATA)
Net income (loss), as reported.....................  $    (2,482)  $   (12,879)
Net income (loss), pro forma.......................       (2,482)      (17,754)
Basic income (loss) per share, as reported.........        (0.15)        (0.53)
Basic income (loss) per share, pro forma...........        (0.15)        (0.70)
Diluted income (loss) per share, as reported.......        (0.15)        (0.53)
Diluted income (loss) per share, pro forma.........        (0.15)        (0.70)

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                        1998         1999
                                                      --------   -------------
Expected option lives...............................  5 years         5 years
Risk-free interest rates............................    5.04%     5.00%-6.69%
Expected volatility.................................   99.89%          73.00%
Dividend yield......................................       0%              0%
Fair value..........................................    $0.86    $1.23-$26.00

                        AGENCY.COM LTD. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table reflects the stock options granted and assumed for the AGENCY.COM 1999 Plan, the Quadris 1998 Plan, the ISI 1996 Plan and the I-traffic 1999 Plan during the year ended December 31, 1999:

                                                                                     FAIR MARKET
      NUMBER OF                                                                    VALUE ON DATE OF
   OPTIONS GRANTED         DATE OF GRANT      EXERCISE PRICE    VESTING PERIOD          GRANT
---------------------   -------------------   --------------   -----------------   ----------------
         50,846           1/26/99--3/2/99         $ 1.23           Immediate            $ 1.23
      1,457,850          3/10/99--3/31/99           1.23            3 years               1.23
        557,978               4/1/99                0.41           Immediate              1.23
        185,988               4/1/99                0.45           Immediate              1.23
        662,412               4/1/99                1.21           Immediate              1.23
          5,326               4/8/99                1.23            3 years               1.23
          3,518               4/12/99               0.41            3 years               1.23
         50,000               4/27/99               1.23            4 years               1.23
        779,600          4/29/99--5/13/99           1.23            3 years               1.23
        114,674          6/17/99--6/30/99           3.41            3 years               1.23
        131,800               8/25/99               4.07            3 years              11.00
        181,600               8/25/99               4.07       6 months post IPO         11.00
         50,000               9/8/99                4.07            3 years              11.00
        499,509               9/23/99               7.44            3 years              11.00
         25,500          10/1/99--10/5/99           7.44            3 years              11.00
        100,000              10/15/99               8.50           Immediate             11.00
        150,000              10/15/99               8.50            1 year               11.00
        150,000              10/15/99               8.50            2 years              11.00
        150,000              10/15/99               8.50            3 years              11.00
        178,000          10/15/99--11/8/99          8.50            3 years              11.00
        158,776         10/21/99--10/31/99          2.51           Immediate             11.00
          1,903         10/21/99--10/31/99          5.80           Immediate             11.00
         50,000              11/12/99               9.35            4 years              11.00
         25,000              11/22/99               9.35            3 years              11.00
         17,900              11/24/99               9.35       6 months post IPO         11.00
         83,800              11/24/99               9.35            3 years              11.00
         10,000               12/1/99               9.35            3 years              11.00
         15,450               12/3/99              19.55            3 years              19.55
        230,200               12/7/99              26.00            3 years              23.00
         75,200               12/8/99              32.51           Immediate             26.00
         67,500              12/31/99             $51.00            3 years             $51.00
      ---------
      6,220,330         Total options granted during the year ended December 31, 1999.
      =========

Included in the table above for the year ended December 31, 1999 is approximately 1.8 million stock options granted to employees at exercise prices ranging from $0.41 to $9.35, which at the time of grant, was below the fair market value of the Company's common stock and has resulted in a non-cash compensation expense of approximately $1.2 million. As a result of these option grants for the year ended December 31, 1999, we have estimated cumulative compensation expense of $6.5 million, which

                        AGENCY.COM LTD. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)
will be charged over the vesting period. This will result in future non-cash compensation expense of approximately $2.4 million for the year ended
December 31, 2000, approximately $1.6 million for the year ended December 31, 2001, approximately $1.2 million for the year ended December 31, 2002 and approximately $27,000 for the year ended December 31, 2003. These expenses will be recorded as non-cash compensation expense in the statement of operations in future periods. The Company did not have any stock option grants with exercise prices that were below the fair market value of the Company's common stock prior to 1999.

9. GEOGRAPHIC REPORTING

    The Company began operations outside of the United States during 1997. A summary of the Company's operations by geographical area as of December 31, 1997, 1998 and 1999 and for the years ended is presented below:

                                                                          (IN THOUSANDS)
                                                           --------------------------------------------
                                                           UNITED STATES   INTERNATIONAL   CONSOLIDATED
                                                           -------------   -------------   ------------
  As of and for the year ended December 31, 1997:

Revenues.................................................    $ 12,151         $   824        $ 12,975
Income (loss) from operations............................       2,213            (157)          2,056
Net income (loss)........................................       1,253             (71)          1,182
Long-lived asset.........................................       3,338             196           3,534
Current assets...........................................       6,100             989           7,089
Investments and other assets.............................         108               1             109

  As of and for the year ended December 31, 1998:

Revenues.................................................    $ 18,936         $ 7,516        $ 26,452
Income (loss) from operations............................      (3,158)            106          (3,052)
Net income (loss)........................................      (2,326)           (155)         (2,481)
Long-lived assets........................................      11,646             397          12,043
Current assets...........................................       6,460           1,648           8,108
Investments and other assets.............................       1,945               5           1,950

  As of and for the year ended December 31, 1999:

Revenues.................................................    $ 68,541         $19,245        $ 87,786
Income (loss) from operations............................      (9,387)           (441)         (9,822)
Net income (loss)........................................     (12,417)           (462)        (12,879)
Long-lived assets........................................     102,337           1,461         103,798
Current assets...........................................     111,296           8,684         119,980
Investments and other assets.............................       1,749             817           2,566

10. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    As of December 31, 1998 and 1999, respectively, the Company was committed under operating leases, principally for office space and equipment, expiring through 2015. During 1999, the Company

                        AGENCY.COM LTD. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) entered into a lease agreement for new office space for its headquarters in New York and its Boston location. Certain leases are subject to rent reviews and require payment of expenses under immaterial escalation clauses. Rent expense was approximately $232,000, $672,000 and $4.7 million respectively, for the three years ended December 31, 1999. Future minimum base rents under terms of noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31
-----------------------
        2000................................................  $ 6,688,000
        2001................................................    9,032,000
        2002................................................    8,414,000
        2003................................................    7,846,000
        2004................................................    6,499,000
        Thereafter..........................................   39,457,000

    EMPLOYMENT AGREEMENTS

    In April 1999, we entered into employment agreements with each of Mr. Suh, President, Chief Executive Officer and Chairman of the Board of Directors,
Mr. Shannon, Chief People Officer and Director, Mr. Trush, Executive Vice President and Director, Mr. Rowe, President of North America, Wilmott, President of Europe and Mr. Krakauer Chief Technology Officer and Ms. Ambrosi Wertman, Executive Vice President and General Counsel. In October 1999, we entered into an employment agreement with Mr. Dickson, Executive Vice President, Treasurer and Chief Financial Officer.

    Mr. Suh's employment agreement provides for an annual base salary of $155,000. If Mr. Suh's employment agreement is terminated for reasons other than for cause or if Mr. Suh should resign for good reason, he will be entitled to receive his annual base salary payable through March 31, 2004 if the date of termination occurs on or prior to March 31, 2003 or one year from the date of termination, if such termination occurs after March 31, 2003. In addition, all stock options that would vest during this period are accelerated to vest and become exercisable prior to the date of termination. Mr. Suh's employment agreement has a term ending in March 2004, but will continue indefinitely until terminated on one year's notice by either party.

    Mr. Shannon's employment agreement provides for an annual base salary of $150,000. If Mr. Shannon's employment agreement is terminated for reasons other than for cause or if Mr. Shannon should resign for good reason, he will be entitled to receive his annual base salary payable through March 31, 2004 if the date of termination occurs on or prior to December 31, 2003 or 90 days from the date of termination, if such termination occurs after December 31, 2003. In addition, all stock options that would vest during this period are accelerated to vest and become exercisable prior to the date of termination. Mr. Shannon's employment agreement has a term ending in March 2004, but will continue indefinitely until terminated on 90 days' notice by either party.

    Mr. Rowe's employment agreement provides for an annual base salary of $150,000. Mr. Rowe is entitled to receive an annual bonus of $100,000. In addition, based on criteria agreed to by Mr. Rowe and the chief executive officer, Mr. Rowe will be eligible to receive an annual discretionary performance-based bonus of up to $250,000. Mr. Rowe also receives an automobile allowance of $600 per month. If Mr. Rowe's employment agreement is terminated for reasons other than for cause or if Mr. Rowe should resign for good reason, he will be entitled to receive his annual base salary payable

                        AGENCY.COM LTD. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) through April 30, 2002 if the date of termination occurs on or prior to January 31, 2002 or 90 days from the date of termination, if such termination occurs after January 31, 2002. In addition, all stock options that would vest during this period are accelerated to vest and become exercisable prior to the date of termination. Mr. Rowe's employment has a term ending in April 2002 but will continue indefinitely until terminated on 90 days' notice by either party.

    At the time that Mr. Rowe became an employee of AGENCY.COM, we made a restricted stock grant to him of 80,690 shares of our common stock. Provided
Mr. Rowe remains in our continuous employ, 33 1/3% of the restricted shares will automatically vest on each of the first three anniversaries of the date of grant. If Mr. Rowe retires or his employment is involuntarily terminated prior to any of the first three anniversaries, the pro rata portion of the number of restricted shares that would have vested as of such termination date will vest. The board of directors has sole discretion to increase the number of shares that will vest on retirement or involuntary termination.

    Messrs. Trush, Wilmott and Krakauer and Ms. Ambrosi Wertman have employment agreements with substantially the same terms. Messrs. Trush and Krakauer receive annual base salaries of $150,000 and Ms. Ambrosi Wertman receives an annual base salary of $120,000. Mr. Wilmott receives an annual base salary of L93,050, which is approximately $150,000. Each agreement has a term ending on March 31, 2002, but will continue indefinitely until terminated on 90 days' notice by either party. If any of these persons should resign for good reason or are terminated for reasons other than for cause, all stock options which would have vested during the term of the agreement will automatically vest. In addition, in cases of termination other than for cause or resignation for good reason, he or she will be entitled to receive his or her annual base salary payable through March 31, 2002 if the date of termination occurs on or prior to December 31, 2001 or 90 days from the date of termination, if termination occurs after December 31, 2001.

    Mr. Dickson's employment agreement provides for an annual base salary of $250,000, with a guaranteed annual bonus of $100,000 and a discretionary annual bonus of up to $100,000. The agreement has a term ending on October 31, 2002, but will be automatically renewed for successive three year terms unless either party gives the other party written notice no more than nine and no less than six months before the expiration of the term. If Mr. Dickson is terminated for cause, he will be entitled to all unpaid salary compensation and a pro rata share of the guaranteed bonus through the termination date. In addition, Mr. Dickson would have the right to exercise any vested stock options, and the vesting of any unvested options will be determined in accordance with the plan under which the options were granted. If Mr. Dickson is terminated without cause, he will be entitled to severance compensation equal to his then-applicable base salary and a pro-rated guaranteed bonus for twelve months following the date of termination. In addition, Mr. Dickson would have the right to exercise any vested options in accordance with the terms of the plan under which the options were granted, and all unvested options which would have vested during the year following the date of termination would be accelerated to precede the date of termination.

    Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

                        AGENCY.COM LTD. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum compensation for all of these agreements is as follows.

YEAR ENDING DECEMBER 31,
------------------------
    2000....................................................  $3,696,000
    2001....................................................   3,640,000
    2002....................................................   1,630,000
    2003....................................................     305,000
    2004....................................................      76,000

    LITIGATION

    The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

11. CAPITAL LEASE OBLIGATIONS

    At December 31, 1999 the Company was committed under capital leases, principally for computer equipment and office equipment, expiring through 2003. The assets and liabilities under the capital leases are recorded at the lower of the present value of minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. The average interest rate on the capital leases is 5.6%.

    Future minimum payments under the lease agreements are as follows:

YEAR ENDING DECEMBER 31
-----------------------
    2000....................................................  $1,435,000
    2001....................................................   1,219,000
    2002....................................................     444,000
    2003....................................................      85,000
    2004....................................................      85,000
                                                              ----------
        Total minimum lease payments........................   3,268,000
    Less-Amounts representing interest......................     113,000
    Less-Current portion....................................   1,511,000
                                                              ----------
        Present value of net minimum lease payments.........  $1,644,000
                                                              ==========

12. EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution plan covering all of its eligible employees in the U.S. The Plan was effective from January 1, 1996 and is qualified under Section 401(k) of the Internal Revenue Code. Employees may begin participation on monthly enrollment dates provided that they have reached
21 years of age and 6 months of service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. Contribution expense was $16,095, $45,320, and $712,315 respectively, for the three years ended December 31, 1999.

                        AGENCY.COM LTD. AND SUBSIDIARIES

13. SUBSEQUENT EVENTS

    In January 2000, the Company exercised its option to purchase the remaining 95% of Pictoris. The total consideration for the acquisition was approximately $11.5 million consisting of $8.7 million in cash and 62,262 shares of the Company's common stock valued at approximately $45.00 per share which was the current fair market value of the Company's common stock at the date of grant. Pictoris is located in Paris, France and concentrates on helping its clients develop their overall internet strategy and helping them implement that strategy through design, programming and production of Internet sites.

    In March 2000, the Company released the remaining 123,374 shares of its common stock from escrow and issued them to the former shareholders of Online Magic as a result of the earn-out being achieved. These shares were valued at $29.50, which was the current fair market value of the Company's stock at the date of the release. The total value of these shares of approximately
$3.6 million will be recorded as additional purchase price and will be reflected as goodwill.

                                                                     SCHEDULE II

                        AGENCY.COM LTD. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGED TO   CHARGED TO
                                         BEGINNING OF   COSTS AND      OTHER                   BALANCE AT
                                             YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
                                         ------------   ----------   ----------   ----------   -----------
For the fiscal year ended December 31,
  1999
  Allowance for doubtful accounts......      $826         $1,244       $3,094        $ --        $5,164
                                             ====         ======       ======        ====        ======
For the fiscal year ended December 31,
  1998
  Allowance for doubtful accounts......      $ 43         $  785       $   --        $  2        $  826
                                             ====         ======       ======        ====        ======
For the fiscal year ended December 31,
  1997
  Allowance for doubtful accounts......      $ 15         $  143       $   --        $115        $   43
                                             ====         ======       ======        ====        ======

                                 EXHIBIT INDEX

       (3) Exhibits:

NUMBER                  DESCRIPTION
------                  -----------
    3.1                 Amended and restated certificate of incorporation.

    3.3+                Amended and restated By-laws.

    4.1+                Specimen common stock certificate.

    4.2+                See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.

   10.1+ 1999 Stock Option/Stock Issuance Plan (as Amended Restated on October 13, 1999).*

   10.2+                Interactive Solutions Incorporated 1996 Stock Option Plan.

   10.3+                1998 Quadris Consulting, Inc. Equity Incentive Plan.*

   10.4+                Employment Agreement, dated April 28, 1999, by and between
                        Chan Suh and the Registrant.*

   10.5+                Employment Agreement, dated April 28, 1999, by and between
                        Kyle Shannon and the Registrant.*

   10.6+                Employment Agreement, dated April 28, 1999, by and between
                        Kevin Rowe and the Registrant.*

   10.7+                Employment Agreement, dated April 28, 1999, by and between
                        Kenneth Trush and the Registrant.*

   10.8+                Employment Agreement, dated April 28, 1999, by and between
                        Eamonn Wilmott and the Registrant.*

   10.9+                Employment Agreement, dated April 28, 1999, by and between
                        Lawrence Krakauer and the Registrant.*

   10.10+               Employment Agreement, dated April 28, 1999, by and between
                        Janet Ambrosi Wertman and the Registrant.*

   10.11+ Restricted Stock Agreement, dated April 16, 1999, by and between Kevin Rowe and the Registrant.*

   10.12A+              Credit Agreement, dated as of November 4, 1999 between
                        Omnicom Finance Inc. and the Registrant and Subsidiary
                        Guarantors.

   10.12B               Letter Agreement, dated January 26, 2000, by and between the
                        Registrant and Omnicom Finance, amending certain provisions of the Credit Agreement.

   10.13+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and Quadris
                        Consulting, Inc.

   10.14+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and the Registrant.

   10.15+ Agreement and Plan of Merger, dated April 28, 1999, by and between Eagle River Interactive Inc. and the Registrant.

   10.16+               Agreement, dated April 27, 1999, by and between Jeffrey
                        Rayport and the Registrant.

   10.17+               Stock Purchase Agreement, dated July 23, 1999, by and
                        between Topics Interactive Factory B.V. and the Registrant, as amended.

   10.18+ Registration Rights Agreement, dated November 23, 1999, by and among the Registrant and Omnicom.

   10.19+               Employment Agreement, dated October 28, 1999, by and between
                        Charles Dickson and the Registrant.*

NUMBER                  DESCRIPTION
------                  -----------
   10.20+               Agreement and Plan of Merger, dated October 21, 1999, by and among the Registrant ITI Acquisition Inc., Interactive
                        Traffic, Inc., and the Stockholders listed therein.

   10.21+ Acquisition Agreement, dated October 23, 1999, by and between the Registrant and the Stockholders listed therein and In-Com.

   10.22+               Stock Exchange Agreement, dated November 3, 1999, by and
                        between the Registrant and Visionik Holding ApS, Associated
                        Management Services A/S and Jrgen Lembke and Sren
                        Hougaard-Hansen.

   10.23+               1999 Employee Stock Purchase Plan.*

   10.24+ Consulting Agreement, dated November 22, 1999, by and between Thomas DeLong and the Registrant.

   10.25+               Warrant Agreement, dated November 24, 1999, by and between
                        Omnicom Group Inc. and the Registrant.

   10.26+               Warrant Agreement, as amended, dated April 28, 1999, by and between Communicade, Inc. and the Registrant.

   10.27+               Lease, dated April 15, 1999, by and between 20 Place
                        Associates LLC and the Registrant.

   16.1+                Letter from Ernst & Young LLP re Change in Certifying
                        Accountants.

   21.1+                Subsidiaries of the Registrant.

   23.1                 Consent of Arthur Andersen LLP-New York, New York.

   27.1                 Financial Data Schedule.

+ Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-986433), which was declared effective on December 8, 1999.

*   Management contract or compensatory plan or arrangement.

    (b) Reports on Form 8-K

        None.