Form 10-Q
period 2000-03-31
AGENCY COM LTD
filed 2000-05-15
CIK 1086403

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                         COMMISSION FILE NUMBER 0-28293

                                   -----------

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

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: None

               SECURITIES REGISTERED UNDER SECTION 12(G) THE ACT:

           Title of Class                   Name of Exchange on which Registered
           --------------                   ------------------------------------
   Common Stock, $0.001 par value                  Nasdaq National Market

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No|_|

      There were 35,295,340 shares of Common Stock outstanding as of May 11, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION
ITEM 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 1999
           (audited) and March 31, 2000                                       1

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 1999 and 2000                                      2

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 2000                                      3

           Notes to Consolidated Financial Statements                         4

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          6

ITEM 2A.   Risk Factors                                                      12

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk        21

Part II.   Other Information                                                 21

ITEM 1.    Legal Proceedings                                                 21

ITEM 2.    Changes In Securities                                             21

ITEM 6.    Exhibits and Reports on Form 8-K                                  21

Signatures                                                                   24

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        AGENCY.COM LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             December 31,      March 31,
                                                                                 1999             2000
                                                                              ---------        ---------
                                                                              (audited)       (unaudited)
                                     Assets

Current Assets:
Cash and cash equivalents                                                     $  85,035        $  61,231
Accounts receivable, net of allowance for doubtful accounts
  of $5,164 and $6,383 respectively                                              23,768           26,366
Unbilled charges                                                                  9,224           15,804
Prepaid expenses and other current assets                                         1,698            7,027
Due from related parties                                                            255              342
                                                                              ---------        ---------
      Total current assets                                                      119,980          110,770
Property and equipment, net of accumulated depreciation and
  amortization of $9,325 and $10,170, respectively                               18,554           19,214
Intangibles, net of accumulated amortization of $8,749 and
  $13,211, respectively                                                          85,244           98,666
Deferred tax assets                                                                 547              547
Investments and other assets                                                      2,566            1,500
                                                                              ---------        ---------
      Total assets                                                            $ 226,891        $ 230,697
                                                                              =========        =========

                      Liabilities And Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses                                         $  18,075        $  19,727
Income taxes payable                                                              1,462            1,772
Deferred revenue                                                                 10,283            8,056
Current portion of capital lease obligations                                      1,511            1,288
Due to related parties                                                            1,003               --
                                                                              ---------        ---------
      Total current liabilities                                                  32,334           30,843
Long-Term Liabilities:
Deferred tax liabilities                                                            482              485
Capital lease obligations                                                         1,644            1,671
Due to related parties                                                            1,217              957
Other long-term liabilities                                                         521            1,846
                                                                              ---------        ---------
      Total long term liabilities                                                 3,864            4,959
                                                                              ---------        ---------
      Total liabilities                                                          36,198           35,802
                                                                              ---------        ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized;
  none issued or outstanding as of December 31, 1999 and March
  31, 2000, respectively                                                             --               --
Common stock, $0.001 par value, 200,000,000 shares authorized;
  34,849,641 and 35,093,884 shares issued; and 34,726,265 and
  35,093,884 shares outstanding at December 31, 1999 and
  March 31, 2000, respectively                                                       35               35
Additional paid-in capital                                                      204,554          212,793
Retained deficit                                                                (13,725)         (17,877)
Cumulative foreign currency translation                                            (171)             (56)
                                                                              ---------        ---------
      Total stockholders' equity                                                190,693          194,895
                                                                              ---------        ---------
      Total liabilities and stockholders' equity                              $ 226,891        $ 230,697
                                                                              =========        =========

The accompanying notes are an integral part of these consolidated balance sheets.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (in thousands, except share data)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999            2000
                                                    --------        --------
                                                           (unaudited)

Revenues                                            $  8,922        $ 38,505
Direct salaries and costs                              4,373          19,842
                                                    --------        --------
    Gross profit                                       4,549          18,663
General and administrative                             2,835          14,513
Sales and marketing                                      234           2,576
Amortization of intangibles                              310           4,098
Depreciation and amortization                          1,077           1,548
Non-cash compensation                                     --             773
                                                    --------        --------
    Income (loss) from operations                         93          (4,845)
Interest income (expense), net                          (208)          1,014
                                                    --------        --------
    Loss before income taxes                            (115)         (3,831)
Provision for income taxes                                13             321
                                                    --------        --------
Net loss                                            $   (128)       $ (4,152)
                                                    ========        ========

Per share information:
    Net loss per common share
      Basic                                         $  (0.01)       $  (0.12)
                                                    ========        ========
      Diluted                                       $  (0.01)       $  (0.12)
                                                    ========        ========
    Weighted average common shares used in
     computing per share amounts
      Basic                                       17,179,060      34,878,499
                                                  ==========      ==========
      Diluted                                     17,179,060      34,878,499
                                                  ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                             AGENCY.COM LTD. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                      (in thousands)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                      1999           2000
                                                                                    --------       --------
                                                                                   (unaudited)    (unaudited)
Cash Flows from Operating Activities:
Net loss                                                                            $   (128)      $ (4,152)
Adjustments to reconcile net loss to net cash used in operating activities-
  Allowance for doubtful accounts                                                        139          1,219
  Depreciation and amortization                                                        1,387          5,646
  Deferred income taxes                                                                  (47)             3
  Non-cash compensation expense                                                           --            773
Changes in operating assets and liabilities:
  Accounts receivable                                                                    673         (3,364)
  Unbilled charges                                                                    (5,242)        (6,580)
  Prepaid expenses and other current assets                                              (51)        (5,329)
  Due from related parties                                                              (409)           (87)
  Other assets                                                                           (85)         1,239
  Accounts payable and accrued expenses                                                1,564          1,099
  Income taxes payable                                                                   101            310
  Deferred revenue                                                                        66         (2,349)
  Due to related parties                                                                 723         (1,264)
  Other long-term liabilities                                                           (212)         1,324
                                                                                    --------       --------
Net cash used in operating activities                                                 (1,521)       (11,512)
                                                                                    --------       --------
Cash Flows from Investing Activities:
  Capital expenditures                                                                  (277)        (1,867)
  Acquisitions, net of cash acquired                                                      --        (10,065)
  Investment in Affiliate                                                                (17)          (110)
                                                                                    --------       --------
Net cash used in investing activities                                                   (294)       (12,042)
                                                                                    --------       --------
Cash Flows from Financing Activities:
  Proceeds from note payable due to Omnicom                                            1,487             --
  Payments under capital lease obligations                                              (196)          (550)
  Proceeds from exercise of stock options                                                 --            185
                                                                                    --------       --------
  Net cash provided by (used in) financing activities                                  1,291           (365)
                                                                                    --------       --------
  Effect of Exchange Rate on Cash and Cash Equivalents                                     3            115
                                                                                    --------       --------
Net decrease in cash and cash equivalents                                               (521)       (23,804)
                                                                                    --------       --------
Cash and Cash Equivalents, beginning of year                                             769         85,035
                                                                                    --------       --------
Cash and Cash Equivalents, end of year                                              $    248       $ 61,231
                                                                                    ========       ========
Supplemental Disclosures of Cash Flow Information:
Income taxes paid                                                                   $      1       $    182
                                                                                    ========       ========
Interest paid                                                                       $     12       $     43
                                                                                    ========       ========
Supplemental Disclosure of Non-cash Investing Activities:
Equipment acquired under capital leases                                             $    444       $    353
                                                                                    ========       ========
Retirement of Equipment                                                                   --       $    869
                                                                                    ========       ========
Supplemental Disclosure of Non-cash Financing Activities:
Common stock issued for acquisitions                                                      --       $  7,282
                                                                                    ========       ========

The accompanying notes are an integral part of these consolidated statements.

AGENCY.COM LTD. AND SUBSIDIARIES Notes To Consolidated Financial Statements

1. Business and Summary of Significant Accounting Policies

      Business

      AGENCY.COM Ltd. and subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet professional services firm. The Company provides clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their interactive businesses. The Company provides these services on interactive platforms including the Internet, wireless application protocol (or WAP), and interactive broadband platforms such as interactive television. The Company's services include: advising, consulting and planning on the strategic implications of the Internet for a company's business; designing creative, content, interface and information architecture elements of Internet resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness of Internet resources. In order to serve its global clients, AGENCY.COM currently has offices in New York, (New York); Vail, (Colorado); Atlanta, (Georgia); Chicago, (Illinois); Dallas, (Texas); Portland, (Oregon); San Francisco, (California); Cambridge, (Massachusetts); Woodbridge, (New Jersey); London, (England); Paris, (France); Amsterdam, (The Netherlands) and Copenhagen, (Denmark). We also have a minority investment in a technology company in Singapore.

      Principles of Consolidation

      The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K, (File No. 0-28293). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

      The results of operations presented for the three months ended March 31, 1999 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. Acquisitions

            In January 2000, the Company exercised its option to purchase the remaining 95% of Pictoris Interactive S.A. The total consideration for the acquisition was approximately $12.4 million consisting of $8.7 million in cash and 78,954 shares of the Company's common stock valued at approximately $46.00 per share which was the current fair market value of the Company's common stock at the date of grant. As a result of this acquisition, the Company has recorded goodwill of approximately $13.2 million which is being amortized over of period of seven years. Pictoris is located in Paris, France and concentrates on helping its clients develop their overall internet strategy and helping them implement that strategy through design, programming and production of Internet sites.

      In March 2000, the Company released the remaining 123,376 shares of its common stock from escrow and issued them to the former shareholders of Online Magic as a result of the earn-out being achieved. These shares were valued at $29.50, which was the current fair market value of the Company's stock at the date of the release. The total value of these shares of approximately $3.6 million was recorded as additional purchase price and has been reflected as goodwill.

3. Pro Forma Results of Operations (Unaudited)

      The following unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1999 give effect to the acquisitions of Interactive Solutions (and Quadris Consulting), Eagle River Interactive, Digital Vision Communications, Twinspark Interactive People, I-traffic, Visionik and Pictoris Interactive as if each of these acquisitions had occurred on January 1, 1999.

      All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1999 and may not be indicative of future operating results.

                                          Three Months Ended  Three Months Ended
Pro forma:                                  March 31, 1999      March 31, 2000
                                          ------------------  ------------------
                                           (in thousands except per share data)

Revenues.................................      $ 21,126            $ 38,505
Net loss.................................      $ (7,724)           $ (4,152)
Basic and diluted net loss per share.....      $  (0.28)           $  (0.12)

4. Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

      A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                         Three Months Ended March 31, 1999
                                                      -----------------------------------------
                                                                     Weighted      Net Loss Per
                                                                      Average         Common
                                                      Net Loss        Shares          Share
                                                      --------        ------          -----
                                                         (in thousands except per share data)
Basic EPS:
   Net loss attributable to common stock.........       $(128)        17,179         $(0.01)
   Stock options.................................          --             --             --
                                                        -----         ------         ------
Diluted EPS......................................       $(128)        17,179         $(0.01)
                                                        =====         ======         ======

                                                         Three Months Ended March 31, 2000
                                                      -----------------------------------------
                                                                     Weighted      Net Loss Per
                                                                      Average         Common
                                                      Net Loss        Shares          Share
                                                      --------        ------          -----
                                                         (in thousands except per share data)
Basic EPS:
   Net loss attributable to common stock...........   $(4,152)        34,878         $(0.12)

   Stock options and warrants......................        --             --             --
                                                      -------         ------         ------
Diluted EPS........................................   $(4,152)        34,878         $(0.12)
                                                      =======         ======         ======

      Diluted EPS for the three months ended March 31, 1999 and 2000 does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

5. Comprehensive Income

      During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    1999               2000
                                                    ----               ----
                                                        (in thousands)

Net income (loss)..............................   $  (128)          $(4,152)
Foreign currency translation adjustment........         3               115
                                                  -------           -------
Comprehensive loss.............................   $  (125)          $(4,037)
                                                  =======           =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

      AGENCY.COM is an international Internet professional services firm. We provide our clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their Interactive business. The Company provides these services as interactive platforms including the Internet, wireless application protocol (or WAP) and interactive broadband platforms such as interactive television. We deliver our services through our multidisciplinary teams of strategy, creative, technology and project management specialists. These services help our clients create and enhance relationships with their customers, staff, business partners and suppliers.

      The company believes the following characteristics will differentiate it from its competitors and deliver long term value to shareholders:

            o a focus on large global clients. The company focuses on delivering services to large, stable clients who need global solutions and who provide long-term potential revenue streams with strong ability to pay for services. The company believes that this client focus will provide a long-term quality of revenue benefit to AGENCY.COM. For the quarter ended March 31, 2000, 93% of client revenues came from non-dot com companies.

            o a global presence to deliver services. The company has developed its offices to deliver its services on a global basis. As of the end of the first quarter, 2000, the company had over 30% of its professional staff and 29% of its revenue in offices outside of the United States. The company believes that it benefits from this global presence because its non-US clients are demanding services in emerging technologies such as wireless application protocol (WAP) and interactive broadband services (such as interactive television). The experience gained here will benefit the company as demand for these services grows within the United States. Secondly, a large non-US presence will benefit the company as demand for Internet-based services expands in non-US markets, which lag the US market for Internet services at the moment.

            o experience in emerging digital platforms. The company is delivering solutions for clients using WAP and interactive broadband services. Today, these services represent 16% of consolidated company revenues. As noted above, this experience provides critical first mover advantage for AGENCY.COM as demand for these services grow in the coming years.

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

      We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer arrangements are indicative of our strong, long-term relationships with clients which yield significant benefits both to our clients and to us. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer arrangements may not cover the full cost of specific projects. Retainer fees represented approximately 9.9% and 9.0% of our revenues for the three months ended March 31, 2000 and 1999, respectively. Consistent with our focus on long-term relationships, our goal is to increase our number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from that anticipated.

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

      For the three months ended March 31, 2000, no client accounted for more than 10% of our revenues as compared to the comparable period in 1999 when two clients each accounted for more than 10% of our revenues.

      For the three months ended March 31, 2000, we incurred a net loss of $(4.2) million. As a result of this and prior losses, our accumulated deficit was $(17.9) million at March 31, 2000. The net loss resulted primarily from amortization of goodwill, customer base and workforce of $4.1 million associated with our most recent acquisitions, which are amortized over a period of seven, five and three years, respectively.

      Included in the net loss for the three months ended March 31, 2000 is non-cash compensation expense of $0.8 million, which is the result of us granting approximately 1,783,000 stock options to employees prior to our initial public offering at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants we have estimated cumulative compensation expense of $6.5 million which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of an additional $1.6 million for the remainder of 2000, $1.6 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2002 and $27 thousand for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

      The historical trend of increasing net loss per share was primarily a result of our increased amortization of intangibles of $3.8 million which went from $0.3 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000. This increase was primarily attributable to our acquisitions as discussed above. In addition, this contributed to the increase in our losses as a percentage of revenues by causing our losses to increase at a quicker rate than the increase in our revenues. We do not expect this trend of increased net loss per share and increased losses as a percentage of revenues to continue as we expect our historical trend of increased revenue and our recent trend of increased margin to offset any additional increase in our amortization expense.

      Our revenues and earnings are affected by a number of factors, including:

            o     the amount of business developed from existing relationships;

            o     our ability to meet the changing needs of the marketplace;

            o     employee retention;

            o     billing rates;

            o     our ability to deliver complex projects on time; and

            o     efficient utilization of our employees.

      Many of our business initiatives, including our past acquisition strategy, are aimed at enhancing these factors. Further, we believe that our focus on retainer- based arrangements will continue to improve the predictability of our quarter-to-quarter results.

      Our expenses include direct salaries and costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of intangible assets. Direct salaries and costs include salaries, benefits and incentive compensation of billable employees. Billable employees are full time employees and subcontractors whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of revenue. Direct salaries and costs also include other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal and human resources costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures, and leasehold improvements. Amortization of intangibles includes charges for the excess of purchase price over net tangible book value of acquired companies, customer base and work force amortized over a period of seven, five and three years respectively. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

      We have achieved growth in revenues by pursuing a strategy of increasing revenues from existing lines of businesses and through augmenting existing lines of business with acquisitions.

      Revenue from our international operations on an actual basis was $2.2 million for the three months ended March 31, 1999 and increased to $11.0 million for the three months ended March 31, 2000, an increase of 400%. Net loss from international operations on an actual basis was approximately $(0.3) million for the three months ended March 31, 1999 versus net income of approximately $1.0 million for the three months ended March 31, 2000. All of our international revenues for the three months ended March 31, 1999 came from Online Magic, (now
AGENCY.COM: London) which we acquired in 1997. The increase in our international revenue of $8.8 million for the three months ended March 31, 2000, compared to three months ended March 31, 1999, was due to our acquisitions in 1999 and January 2000 which contributed $5.7 million. The remaining $3.1 million of this increase is attributable to an increase in revenue from new and existing clients. We expect the trend of increased international revenue to continue as we continue to expand our international base.

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

Results of Operations -- Actual

      The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that the periods include revenues and expenses from new acquisitions, we believe that the operating results for the three months ended March 31, 2000 are not directly comparable to the operating results for the comparable period in 1999.

Comparison of the Three Months ended March 31, 2000 and 1999

      Revenues. The Company's revenues increased $29.6 million, or 332%, to $38.5 million for the three months ended March 31, 2000 from $8.9 million for the comparable period in 1999. $13.4 million was attributed to existing operations and $25.1 million related to acquisitions. The $13.4 million attributed to existing operations, primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for the three months ended March 31, 2000 was not materially impacted by foreign currency fluctuations.

      Direct Salaries and Costs. The Company's direct salaries and costs increased $15.4 million, or 350%, to $19.8 million for the three months ended March 31, 2000 from $4.4 million for the comparable period in 1999. The increase in direct salaries and costs of $15.4 million was due to the planned investment in additional employees and acquisitions in anticipation of future growth. For the period ended March 31, 2000 and 1999, there were approximately 860 and 260 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs increased to 52% for the three months ended March 31, 2000 from 49% for the comparable period in 1999.

      General and Administrative Expenses. The Company's general and administrative expenses increased $11.7 million, or 418%, to $14.5 million for the three months ended March 31, 2000 from $2.8 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 38% for the three months ended March 31, 2000 from 32% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollar terms of $11.7 million was a result of an increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as rent expense, utilities, equipment rental and other operating expenses and general and administrative costs from our acquisitions.

      Sales and Marketing Expenses. The Company's sales and marketing expenses increased $2.4 million, or 1,200%, to $2.6 million for the three months ended March 31, 2000 from $0.2 million for the comparable period in 1999. As a percentage of revenues, sales and marketing expenses increased to 7% for the three months ended March 31, 2000 from 3% for the comparable period in 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales personnel and an overall increase in our marketing and branding efforts, such as an increase in the number of our marketing personnel and increased participation in electronic commerce trade shows.

      Amortization of Intangibles. Amortization of intangibles increased $3.8 million, or 1,267%, to $4.1 million for the three months ended March 31, 2000 compared to $0.3 million for the comparable period in 1999. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 11% and 3% of revenues for the three months ended March 31, 2000 and 1999, respectively. The $3.8 million increase was due to the acquisitions of Eagle River Interactive, Interactive Solutions (including Quadris), Twinspark, I-traffic, Visionik, Digital Vision and Pictoris and the issuance of contingent consideration to former shareholders of Online Magic.

      Depreciation and Amortization. Depreciation and amortization expense increased $0.4, or 36.4%, to $1.5 million for the three months ended March 31, 2000 compared to $1.1 million for the comparable period in 1999. As a percentage of revenues, depreciation and amortization represented 4% and 12% of revenues for the three months ended March 31, 2000 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth, technology and training to yield more efficient operations and as a result of our acquisitions in 1999, we expect these expenses to significantly increase in future years.

      Non-cash Compensation. Non-cash compensation expense was $0.8 million for the three months ended March 31, 2000 and $-0- for the comparable period in 1999.

      Net Loss. Net loss for the three months ended March 31, 2000 was $(4.2) million compared to a net loss of $(0.1) million for the comparable period in 1999. The increase in net loss of $4.1 million between the periods was primarily attributable to the increase in the amortization of intangibles of $3.8 million and operating expenses, both of which are discussed above.

Liquidity and Capital Resources

      Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, sales of equity securities, borrowings from Omnicom, and capital leases.

      At March 31, 2000 and December 31, 1999 our cash and cash equivalents were approximately $61 million and $85 million, respectively.

      The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes and reasonably possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all other instruments.

      Cash used in operating activities was $11.5 million for the three months ended March 31, 2000 compared to cash used in operating activities of $1.5 million for the comparable period in 1999. Cash used in operating activities for the three months ended March 31, 2000 was primarily due to net income after adjustments to reconcile net loss to net cash of $3.5 million and an increase in accounts receivable of $3.4 million, unbilled charges of $6.6 million, prepaid expenses and other assets of $5.3 million and a decrease in accounts payable and accrued expenses of $1.1 million and decrease in deferred revenue of $2.3 million. Cash used in operating activities for the three months ended March 31, 1999 was primarily due to depreciation and amortization of $1.4 million, an increase in accounts payable and accrued expenses of $1.6 million and a decrease in unbilled charges of $5.2 million.

      Cash used in investing activities was $12.0 million for the three months ended March 31, 2000 compared to cash used in investing activities of $0.3 million for the comparable period in 1999. Cash used in investing activities for the three months ended March 31, 2000 was primarily the result of capital expenditures of $1.9 million and acquisitions and investments of $10.1 million. Cash used in investing activities for the three months ended March 31, 1999 was primarily the result of capital expenditures of $0.3 million.

      Cash used in financing activities for the three months ended March 31, 2000 was ($0.4) million compared to cash provided by financing activities of $1.3 million for the comparable period in 1999. Cash provided by financing activities for the three months ended March 31, 1999 was primarily the result of an increase in borrowings from Omnicom of $1.5 million.

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

ITEM 2A. Risk Factors

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

Our Revenues Could Be Affected By The Loss Of A Major Client

      A substantial portion of our revenue is generated from a limited number of major clients. In particular, on a pro forma basis our ten largest clients accounted for approximately 38% of our revenues for the three months ended March 31, 2000 and 45% of our revenues for the three months ended March 31, 1999. If one of our major clients discontinues or reduces the use of our services, our business, results of operations and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a material adverse effect on our business, results of operations and financial condition.

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

If We Fail To Accurately Estimate Costs Of Fixed-Fee Projects, Our Operating
      Results May Suffer

      We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The majority of our revenues are derived from time and materials contracts. On a pro forma basis at March 31, 2000, approximately 10% of our revenue was derived from retainer contracts, 84% of our revenue was derived from time and materials contracts and 6% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time we need for these projects, which may cause the costs of completing these projects to exceed the fixed fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense in the period in which additional anticipated costs are identified.

                    Risks Related To Our Strategy And Market

Failure To Properly Manage Our Expanding Operations May Adversely Impact Our
      Business

      Our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to March 31, 2000, our staff increased from approximately 60 to over 1,280 employees. If we cannot effectively manage our expanding operations, we may not be able to continue to grow, or may grow at a slower pace. To manage any future growth we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot assure you that our controls, systems or procedures will be able to support our expanding operations or that we will be able to manage both internal and acquisition-based growth effectively.

Our Past And Future Acquisitions, If Any, Subject Us To Significant Risks, Any
      Of Which Could Harm Our Business

      Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

            o adverse effects on our reported operating results due to the amortization of goodwill associated with acquisitions;

            o diversion of management attention from running our existing business;

            o increased expenses, including compensation expenses resulting from newly- hired employees; and

            o potential disputes with the sellers of acquired businesses, technologies, services or products.

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

We Sometimes Agree Not To Perform Services For Our Clients' Competitors, Which
      Limits Our Business Opportunities

      We have agreed with eleven of our clients, to limit our right to enter into business relationships with competitors of that client for a specific time period. These provisions typically prohibit us from performing a broad range of our Internet professional services which we might otherwise be willing to perform for potential clients. These provisions are generally limited to six months and are sometimes further limited by office location or apply only to specific employees. These provisions may limit our ability to enter into engagements with new clients for specified periods of time. This may adversely affect our business opportunities and our revenues.

We Face Intense Competition, Which Could Harm Our Business

      Our market is new, intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to intensify and increase over time because

            o there are no substantial barriers to entering the Internet professional services market;

            o     our industry is consolidating; and

            o     many of our competitors are forming cooperative relationships.

      We compete against other Internet professional services firms, as well as a number of different types of companies that are not exclusively in the Internet professional services business. These competitors, which generally offer some of the Internet professional services we offer, include:

            o     traditional strategic consulting firms;

            o     interactive advertising agencies;

            o     professional services groups of computer equipment companies;

            o     traditional systems integrators; and

            o     internal groups of current or potential clients.

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

      In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, our Chairman, Chief Executive Officer and President, Kyle Shannon, our Chief People Officer, Kevin Rowe, our President"of North America and Eamonn Wilmott, our President"of Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations and financial condition, as well as our ability to grow.

If Not Managed Efficiently, Our Rapid Growth In Personnel May Divert
      Management's Attention From The Operation Of Our Business

      From January 1, 1997 to March 31, 2000, our employee base has grown from approximately 60 to over 1,280 employees. Our growth has placed significant demands on our managerial and operational resources. Our failure to manage our growth efficiently may further divert management's attention from the operation of our business, which may result in increased expenses and interruptions in our operations.

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

Our Business May Suffer If We Fail To Adapt Appropriately To The Differences
      Associated With Operating Internationally

      Our international operations began in October 1997 and we are initially focusing our international operations in Europe and Asia. We have no current plans to expand to any specific location internationally. Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets. If we do not appropriately anticipate changes and adapt our practices, our business, results of operations and financial condition could materially suffer. We anticipate that we will face the following challenges internationally:

            o the burden and expense of complying with a wide variety of foreign laws and regulatory requirements;

            o     potentially adverse tax consequences;

            o longer payment cycles and problems in collecting accounts receivable;

            o     technology export and import restrictions or prohibitions;

            o     tariffs and other trade barriers;

            o     difficulties in staffing and managing foreign operations;

            o     political and economic instability;

            o     cultural and language differences;

            o     fluctuations in currency exchange rates; and

            o seasonal reductions in business activity, especially during the summer months in Europe and certain other parts of the world.

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

      The Internet may not develop into a viable commercial marketplace because of many factors, including:

            o     the inadequate development of the necessary infrastructure;

            o a lack of development of complementary products (such as high speed modems and high speed communication lines); and

            o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

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

One Of Our Directors Is Also A Director Of One Of Our Direct Competitors

      Gerald Bruce Redditt, one of Communicade's nominees to our Board of Directors, is also a director of Organic, Inc., one of our direct competitors. This directorship may create actual and perceived conflicts of interest for Mr. Redditt as a result of this access to information and business opportunities possibly useful to us and this competitor.

Omnicom Has Provided Us With Financing And It Has No Obligation To Renew Our
      Credit Facility Beyond Its Termination Date

      We have received significant benefits from our relationship with Omnicom, our largest shareholder. We currently invest substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance. To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 6.0% on March 31, 2000, plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond September 30, 2001. We cannot assure you that upon termination of this facility we will be able to obtain any additional financing. As a result, our financial condition might suffer.

Shares Eligible For Public Sale Could Adversely Affect Our Stock Price

      Based on shares outstanding on March 31, 2000, in addition to the 6.8 million shares sold in our initial public offering from time to time, a total of approximately 27.8 million additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, Omnicom and Communicade together hold warrants to purchase an aggregate of 6.0 million shares of our common stock. If they exercise these warrants and sell the underlying shares of common stock in the market, the market price of our common stock could decline.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

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

      We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the quarter ended March 31, 2000 was not material.

Part II. Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Change in Securities and Use of Proceeds

      In October 1999, the Company entered into an Acquistion Agreement with stockholders listed therein and In-Com (the "Acquisition Agreement") pursuant to which the Company purchased 5% of the outstanding equity of Pictoris Interactive SA ("Pictoris"). In January 2000, the Company exercised its option under the Acquisition Agreement to purchase the remaining outstanding equity of Pictoris. Pursuant to the Acquisition Agreement, the Company issued an aggregate of 78,954 shares of its common stock for the remaining outstanding equity of Pictoris.

      The foregoing transaction did not involve a public offering, and the Company believes that such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

      No underwriters were involved in connection with the sales of securities referred to in this Item 2.

As of January 1, 2000, we had approximately $80 million of unapplied proceeds from our initial public offering. Between January 1, 2000 and March 31, 2000, we used a portion of these proceeds as follows, $8.2 million for acquisition of Pictoris, $5.1 million for build outs of our existing and new office spaces, $1.6 million of IPO expenses paid during this quarter and $8.9 million for working capital.

Item 6. Exhibits and Report on Form 8-K

       Number   Description
       ------   -----------

        3.1x    Amended and restated certificate of incorporation.

        3.3*    Amended and restated By-laws.

        4.1*    Specimen common stock certificate.

        4.2* See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.

        10.1* 1999 Stock Option/Stock Issuance Plan (as Amended Restated on October 13, 1999).

        10.2*   Interactive Solutions Incorporated 1996 Stock Option Plan.

        10.3*   1998 Quadris Consulting, Inc. Equity Incentive Plan.

        10.4* Employment Agreement, dated April 28, 1999, by and between Chan Suh and the Registrant.

        10.5* Employment Agreement, dated April 28, 1999, by and between Kyle Shannon and the Registrant.

        10.6* Employment Agreement, dated April 28, 1999, by and between Kevin Rowe and the Registrant.

        10.7* Employment Agreement, dated April 28, 1999, by and between Kenneth Trush and the Registrant.

        10.8* Employment Agreement, dated April 28, 1999, by and between Eamonn Wilmott and the Registrant.

        10.9* Employment Agreement, dated April 28, 1999, by and between Lawrence Krakauer and the Registrant.

        10.10* Employment Agreement, dated April 28, 1999, by and between Janet Ambrosi Wertman and the Registrant.

        10.11* Restricted Stock Agreement, dated April 16, 1999, by and between Kevin Rowe and the Registrant.

        10.12A* Credit Agreement, dated as of November 4, 1999 between Omnicom
                Finance Inc. and the Registrant and Subsidiary Guarantors.

        10.12* Letter Agreement, dated January 26, 2000, by and between the Registrant and Omnicom Finance, amending certain provisions of the Credit Agreement.

        10.13* Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and Quadris Consulting, Inc.

        10.14* Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and the Registrant.

        10.15* Agreement and Plan of Merger, dated April 28, 1999, by and between Eagle River Interactive Inc. and the Registrant.

        10.16* Agreement, dated April 27, 1999, by and between Jeffrey Rayport and the Registrant.

        10.17* Stock Purchase Agreement, dated July 23, 1999, by and between Topics Interactive Factory B.V. and the Registrant, as amended.

        10.18* Registration Rights Agreement, dated November 23, 1999, by and among the Registrant and Omnicom.

        10.19* Employment Agreement, dated October 28, 1999, by and between Charles Dickson and the Registrant.

        10.20* Agreement and Plan of Merger, dated October 21, 1999, by and among the Registrant, ITI Acquisition Inc., Interactive Traffic, Inc., and the Stockholders listed therein.

        10.21* Acquisition Agreement, dated October 23, 1999, by and between the Registrant and the Stockholders listed therein and In-Com.

        10.22* Stock Exchange Agreement, dated November 3, 1999, by and between the Registrant and Visionik Holding ApS, Associated Management Services A/S and Jorgen Lembke and Soren Hougaard-Hansen.

        10.23*  1999 Employee Stock Purchase Plan.

        10.24* Consulting Agreement, dated November 22, 1999, by and between Thomas DeLong and the Registrant.

        10.25* Warrant Agreement, dated November 24, 1999, by and between Omnicom Group Inc. and the Registrant.

        10.26* Warrant Agreement, as amended, dated April 28, 1999, by and between Communicade, Inc. and the Registrant.

        10.27* Lease, dated April 15, 1999, by and between 20 Place Associates LLC and the Registrant.

        16.1*   Letter from Ernst & Young LLP re Change in Certifying
                Accountants.

        21.1*   Subsidiaries of the Registrant.

        27.1    Financial Data Schedule.

      * Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (Reg.No. 333-986433), which was declared effective on December 8, 1999.

      x Incorporated by reference to the exhibits filed with our report on Form 10-K for the year ended December 31, 1999.

      (b) Report of Form 8-K

      We filed a Report on Form 8-K on January 25, 2000, announcing the exercise of our option to purchase the remaining outstanding equity of Pictoris Interactive SA pursuant to the Acquisition Agreement between the Company and stockholders listed therein and In-Com.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 15th day of May 2000.

                              Agency.com Ltd.


                              /s/ Charles Dickson
                              ------------------------------------------
                              Name:  Charles Dickson
                              Title: Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                     (Signing both in his capacity as Executive
                                     Vice President on behalf of the registrant
                                     and Chief Financial Officer on behalf of
                                     the registrant)


                              /s/ Michael Jackson
                              ------------------------------------------
                              Name:  Michael Jackson
                              Title: Corporate Controller (Signing in his
                                     capacity as Chief Accounting Officer
                                     of the registrant)