Form 10-Q
period 2000-06-30
AGENCY COM LTD
filed 2000-08-14
CIK 1086403

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER 0-28293

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No |_|

      There were 35,603,934 shares of Common Stock outstanding as of August 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 (audited)
         and June 30, 2000                                                     1

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 1999 and 2000                           2

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 2000                                          3

         Notes to Consolidated Financial Statements                            4

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6

ITEM 2A. Risk Factors                                                         12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk           19

Part II. OTHER INFORMATION                                                    20

ITEM 1.  Legal Proceedings                                                    20

ITEM 4.  Submission of Matters To a Vote of Security Holders                  20

ITEM 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   AGENCY.COM LTD. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                   (in thousands, except share data)

                                                                       December 31    June 30
                                                                           1999         2000
                                                                        ---------    ---------
                                                                        (audited)    (unaudited)
Assets
Current Assets:
Cash and cash equivalents                                               $  85,035    $  68,024
Accounts receivable, net of allowances of $5,164 and
  $7,852, respectively                                                     23,768       37,962
Unbilled charges                                                            9,224       13,091
Prepaid expenses and other current assets                                   1,698        1,669
Due from related parties                                                      255          700
                                                                        ---------    ---------
      Total current assets                                                119,980      121,446
Property and equipment, net of accumulated
  depreciation and amortization of $9,325 and $11,820,
  respectively                                                             18,554       20,826
Intangibles, net of accumulated amortization of
  $8,749 and $17,410, respectively                                         85,244       95,388
Deferred tax assets                                                           547          547
Investments and other assets                                                2,566        1,789
                                                                        ---------    ---------
      Total assets                                                      $ 226,891    $ 239,996
                                                                        =========    =========
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses                                   $  18,075    $  20,158
Income taxes payable                                                        1,462        1,712
Deferred revenue                                                           10,283       10,872
Current portion of capital lease obligations                                1,511        1,579
Due to related parties                                                      1,003        3,099
                                                                        ---------    ---------
      Total current liabilities                                            32,334       37,420
Long-term Liabilities:
Deferred tax liabilities                                                      482          495
Capital lease obligations                                                   1,644        1,422
Due to related parties                                                      1,217        2,673
Other long-term liabilities                                                   521          900
                                                                        ---------    ---------
      Total long-term liabilities                                           3,864        5,490
                                                                        ---------    ---------
      Total liabilities                                                    36,198       42,910
                                                                        ---------    ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value 10,000,000,
  shares authorized; none issued or outstanding
  as of December 31, 1999 and June 30, 2000, respectively                      --           --
Common stock, $0.001 par value, 200,000,000 shares
  authorized; 34,849,641 and 35,545,080 shares issued;
  and 34,726,265 and 35,545,080 shares outstanding at
  December 31, 1999 and June 30, 2000, respectively                            35           36
Additional paid-in capital                                                204,554      216,239
Retained deficit                                                          (13,725)     (19,243)
Cumulative foreign currency translation                                      (171)          54
                                                                        ---------    ---------
      Total stockholders' equity                                          190,693      197,086
                                                                        ---------    ---------
      Total liabilities and stockholders' equity                        $ 226,891    $ 239,996
                                                                        =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   AGENCY.COM LTD. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                   (in thousands, except share data)

                                           Three Months Ended June 30      Six Months Ended June 30
                                          ---------------------------    ----------------------------
                                              1999            2000           1999           2000
                                              ----            ----           ----           ----
                                                 (unaudited)                 (unaudited)
Revenues                                 $     21,467    $     50,227    $     30,389    $     88,732
Direct salaries and costs                      10,699          24,648          15,072          44,490
                                         ------------    ------------    ------------    ------------
     Gross profit                              10,768          25,579          15,317          44,242
General and administrative                      7,820          17,918          10,655          32,431
Sales and marketing                             1,020           2,949           1,254           5,525
Depreciation and amortization                     907           1,724           1,984           3,272
Amortization of intangibles                     2,025           4,310           2,335           8,408
Non-cash compensation                              --             773              --           1,546
                                         ------------    ------------    ------------    ------------
     Loss from operations                      (1,004)         (2,095)           (911)         (6,940)
Interest (expense), income net                   (847)            758          (1,055)          1,772
                                         ------------    ------------    ------------    ------------
     Loss before income taxes                  (1,851)         (1,337)         (1,966)         (5,168)
Provision for income taxes                         40              29              53             350
                                         ------------    ------------    ------------    ------------
Net loss                                 $     (1,891)   $     (1,366)   $     (2,019)   $     (5,518)
                                         ============    ============    ============    ============
Per share information:
     Net loss per common share
          Basic                          $      (0.08)   $      (0.04)   $      (0.10)   $      (0.16)
                                         ============    ============    ============    ============
          Diluted                        $      (0.08)   $      (0.04)   $      (0.10)   $      (0.16)
                                         ============    ============    ============    ============
Weighted average common shares used in
computing per share amount
          Basic                            25,176,986      35,296,740      21,200,117      35,161,147
                                         ============    ============    ============    ============
          Diluted                          25,176,986      35,296,740      21,200,117      35,161,147
                                         ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

                   AGENCY.COM LTD. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                            (in thousands)

                                                                      Six Months Ended June 30
                                                                      ------------------------
                                                                         1999        2000
                                                                         ----        ----
                                                                           (unaudited)
Cash Flows from Operating Activities:
Net loss                                                               $ (2,019)   $ (5,518)
Adjustments to reconcile net loss to net
cash used in operating activities-
     Allowance for doubtful accounts                                        141       2,687
     Depreciation and amortization                                        4,319      11,680
     Deferred income taxes                                                2,120          13
     Non-cash compensation expense                                           --       1,546
Changes in operating assets and
  liabilities:
     Accounts receivable                                                 (4,805)    (16,429)
     Unbilled charges                                                    (8,777)     (3,867)
     Prepaid expenses and other current assets                              560          92
     Due from related parties                                               673        (445)
     Other assets                                                          (878)         --
     Accounts payable and accrued expenses                                 (379)      1,601
     Income taxes payable                                                  (195)        250
     Deferred revenue                                                     4,077         466
     Due to related parties                                                (585)      1,779
     Other long-term liabilities                                            964       1,852
                                                                       --------    --------
Net cash used in operating activities                                    (4,784)     (4,293)
                                                                       --------    --------
Cash Flows from Investing Activities:
     Capital expenditures                                                (1,968)     (4,819)
     Acquisitions, net of cash acquired                                  (2,126)    (10,811)
     Investment in Affiliate                                                (10)        777
                                                                       --------    --------
Net cash provided by (used in) investing activities                      (4,104)    (14,853)
                                                                       --------    --------
Cash Flows from Financing Activities:
     Payments on  note payable due to Omnicom                            (1,038)         --
     Proceeds from line of credit                                        11,031          --
     Registration costs                                                      --        (314)
     Payments under capital lease
       obligations                                                         (479)       (951)
     Proceeds from Employee Stock
       Purchase Plan                                                         --       2,567
     Proceeds from exercise of stock options                                  1         607
                                                                       --------    --------
Net cash provided by financing activities                                 9,515       1,909
                                                                       --------    --------
     Effect of Exchange Rate on Cash and Cash Equivalents                     6         226
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents                        633     (17,011)
                                                                       --------    --------
Cash and Cash Equivalents, beginning of year                                769      85,035
                                                                       --------    --------
Cash and Cash Equivalents, end of year                                 $  1,402    $ 68,024
                                                                       ========    ========
Supplemental Disclosures of Cash Flow
Information:
Income taxes paid                                                      $     25    $    337
                                                                       ========    ========
Interest paid                                                          $  1,607    $     81
                                                                       ========    ========
Supplemental Disclosure of Non-cash
Investing Activities:
Equipment acquired under capital leases                                $  1,146    $    796
                                                                       ========    ========
Retirements of Fixed Assets                                            $     --    $    869
                                                                       ========    ========
Supplemental Disclosure of Non-cash
Financing Activities:
Common stock issued for acquisitions                                   $ 16,208    $  7,282
                                                                       ========    ========

The accompanying notes are an integral part of these consolidated statements.

AGENCY.COM LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Business and Summary of Significant Accounting Policies

      Business

      AGENCY.COM Ltd. and subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet professional services firm. The Company provides clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their interactive businesses. The Company provides these services on interactive platforms including the Internet, wireless application protocol (or WAP), and interactive broadband platforms such as interactive television. The Company's services include: advising, consulting and planning on the strategic implications of the Internet for a company's business; designing creative, content, interface and information architecture elements of Internet resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness of Internet resources. In order to serve its global clients, AGENCY.COM currently has offices in New York (New York); Vail (Colorado); Atlanta (Georgia); Chicago (Illinois); Dallas (Texas); Portland (Oregon); San Francisco (California); Cambridge (Massachusetts); Woodbridge (New Jersey); London (England); Paris (France); Amsterdam (The Netherlands) and Copenhagen (Denmark). We also have a minority investment in a technology company in Singapore.

      Principles of Consolidation

      The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K (File No. 0-28293). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

      The results of operations presented for the three and six month periods ended June 30, 1999 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. Acquisitions

      In January 2000, the Company exercised its option to purchase the remaining 95% of Pictoris Interactive S.A. The total consideration for the acquisition was approximately $12.4 million consisting of $8.7 million in cash and 78,954 shares of the Company's common stock valued at approximately $46.00 per share which was the current fair market value of the Company's common stock at the date of grant. As a result of this acquisition, the Company has recorded goodwill of approximately $13.2 million which is being amortized over a period of seven years. Pictoris is located in Paris, France and concentrates on helping its clients develop their overall internet strategy and helping them implement that strategy through design, programming and production of Internet sites.

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

3. Pro Forma Results of Operations (Unaudited)

      The following unaudited pro forma consolidated statement of operations data for the six months ended June 30, 1999 give effect to the acquisitions of Interactive Solutions (and Quadris Consulting), Eagle River Interactive, Digital Vision Communications, Twinspark Interactive People, I-traffic, Visionik and Pictoris Interactive S.A. as if each of these acquisitions had occurred on January 1, 1999.

      The following unaudited pro forma consolidated statement of operations data for the three months ended June 30, 1999 give effect to the acquisitions of Digital Vision Communications, Twinspark Interactive People, I-traffic, Visionik and Pictoris Interactive S.A. as if each of these acquisitions had occurred on January 1, 1999.

      All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1999 and may not be indicative of future operating results.

                                         Three Months Ended  Six Months Ended
Pro forma:                                  June 30, 1999     June 30, 1999
----------                                  -------------     -------------
                                          (in thousands except per share data)
Revenues .................................     $ 25,779         $ 46,905
Net loss .................................     $ (5,276)        $(13,000)
Basic and diluted net loss per share .....     $  (0.19)        $  (0.47)
Weighted average shares outstanding ......       27,379           27,379

Pro forma Consolidated Statement of Operations for the three and six months ended June 30, 2000 are not presented because actual results are the same as pro forma for these periods.

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

      A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                             Three Months Ended June 30, 1999     Six Months Ended June 30, 1999
                             --------------------------------     ------------------------------
                                                    Net Loss                            Net Loss
                                         Weighted     Per                    Weighted     Per
                                          Average    Common                  Average    Common
                              Net Loss    Shares     Share        Net Loss    Shares     Share
                              --------    ------     -----        --------    ------     -----
                          (in thousands except per share data)    (in thousands except per data)
Basic EPS:
Net loss attributable to
common stock                  $(1,891)     25,177    $(0.08)       $(2,019)     21,200    $(0.10)
Stock options and warrants         --          --       --              --          --       --
                              -------      ------    ------        -------      ------    ------
Diluted EPS                   $(1,891)     25,177    $(0.08)       $(2,019)     21,200    $(0.10)
                              =======      ======    ======        =======      ======    ======

                             Three Months Ended June 30, 2000     Six Months Ended June 30, 2000
                             --------------------------------     ------------------------------
                                                    Net Loss                            Net Loss
                                         Weighted     Per                    Weighted     Per
                                          Average    Common                  Average    Common
                              Net Loss    Shares     Share        Net Loss    Shares     Share
                              --------    ------     -----        --------    ------     -----
                          (in thousands except per share data)    (in thousands except per data)
Basic EPS:
Net loss attributable to
common stock                  $(1,366)     35,297    $(0.04)   $(5,518)     35,161    $(0.16)
Stock options and warrants         --          --       --          --          --       --
                              -------      ------    ------    -------      ------    ------
Diluted EPS                   $(1,366)     35,297    $(0.04)   $(5,518)     35,161    $(0.16)
                              =======      ======    ======    =======      ======    ======

Diluted EPS for the three months and six months ended June 30, 1999 and 2000 does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

5. Comprehensive Income

      During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                              Three Months Ended June 30   Six Months Ended June 30
                              --------------------------   ------------------------
                                  1999         2000             1999        2000
                                  ----         ----             ----        ----
                                    (in thousands)              (in thousands)
Net loss                         $(1,891)    $(1,366)        $(2,019)    $(5,518)
Foreign currency  translation
adjustment                             3         110               6         225
                                 -------     -------         -------     -------
Comprehensive loss               $(1,888)    $(1,256)        $(2,013)    $(5,293)
                                 =======     =======         =======     =======

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

      The company believes the following characteristics will differentiate it from its competitors and deliver long-term value to shareholders:

      o a focus on large global clients. The company focuses on delivering services to large, stable clients who need global solutions and who provide long-term potential revenue streams with strong ability to pay for services. The company believes that this client focus will provide a long-term quality of revenue benefit to AGENCY.COM. For the quarter ended June 30, 2000, over 90% of client revenues came from non-dot com start-up companies.

      o a global presence to deliver services. The company has developed its offices to deliver its services on a global basis. As of the end of the second quarter, 2000, the company had over 30% of its professional staff and 24% of its revenue in offices outside of the United States. The company believes that it benefits from this global presence because its non-US clients are demanding services in emerging technologies such as wireless application protocol (WAP) and interactive broadband services (such as interactive television). The company believes that the experience gained outside the United States will benefit the company as demand for these services grows within the United States. Secondly, the company believes that a large non-US presence will benefit the company as demand for Internet-based services expands in non-US markets, which currently lag the US market for Internet services.

      o experience in emerging digital platforms. The company is delivering solutions for clients using WAP and interactive broadband services. Today, these services represent 18% of consolidated company revenues. As noted above, we believe this experience will provide critical first mover advantage for AGENCY.COM as demand for these services grow in the coming years.

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

      We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer arrangements are indicative of our strong, long-term relationships with clients which yield significant benefits both to our clients and to us. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer arrangements may not cover the full cost of specific projects. Retainer fees represented approximately 19.1% and 5.4% of our revenues for the three months ended June 30, 2000 and 1999, respectively. Retainer fees represented approximately 15.1% and 6.5% for the six months ended June 30, 2000 and 1999, respectively. Consistent with our focus on long-term relationships, our goal is to increase our number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from that anticipated.

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

      Provisions for estimated losses on all three types of contracts are made during the period in which such losses become probable and can be reasonably estimated. We report revenue net of reimbursable expenses.

      For the three months and six months ended June 30, 2000, no client accounted for more than 10% of our revenues as compared to the comparable periods in 1999 when three and two clients each accounted for more than 10% of our revenues, respectively.

      For the three months ended June 30, 2000, we incurred a net loss of $1.4 million. As a result of this and prior losses, our accumulated deficit was $19.2 million at June 30, 2000. The net loss resulted from amortization of intangibles of $4.3 million, due to our most recent acquisitions and non-cash compensation expense of $0.8 million. These increases to the net loss were partially offset by income from operations (excluding amortization of intangibles and non-cash compensation) of $2.9 million, due to increased revenue, improvement in gross margin and interest income of $0.8 million. For the six months ended June 30, 2000, we incurred a net loss of $5.5 million. The net loss resulted from amortization of intangibles of $8.4 million, due to our most recent acquisitions, non-cash compensation expense of $1.5 million and provision for income taxes of $0.4 million, due to foreign income taxes. These increases to the net loss were offset by income from operations (excluding amortization of intangibles and non-cash compensation) of $3.0 million, due to increased revenue and interest income of $1.8 million.

      Included in the net loss for the three months and six months ended June 30, 2000 is non-cash compensation expense of $0.8 million and $1.5 million, respectively, which is the result of us granting approximately 1,783,000 stock options to employees prior to our initial public offering at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants we have estimated cumulative compensation expense of $6.5 million which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of an additional $0.9 million for the remainder of 2000, $1.6 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2002 and $27 thousand for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

      For the three month period ended June 30, 2000, the decrease in net loss per share of $0.04 compared to the same period in 1999, was primarily a result of an increase in revenues due to the growth in our business, an improvement in gross margin as a result of improved utilization, and increase in rates offset by additional administrative expenses and increased amortization of intangibles of $2.3 million, which went from $2.0 million to $4.3 million. For the six month period ending June 30, 2000, the increase in net loss per share of $0.06 compared to the same period in 1999, was primarily attributable to amortization of intangibles which increased by $6.1 million, from $2.3 million to $8.4 million. This increase was primarily attributable to our acquisitions as discussed above. In addition, this contributed to the increase in our losses as a percentage of revenues by causing our losses to increase at a quicker rate than the increase in our revenues.

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

      Our expenses include direct salaries and costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of intangible assets. Direct salaries and costs include salaries, benefits and incentive compensation of billable employees. Billable employees are full time employees and subcontractors whose time spent working on client projects is charged to that client at agreed upon rates. Billable employees are our primary source of revenue. Direct salaries and costs also include other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal and human resources costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures, and leasehold improvements. Amortization of intangibles includes charges for the excess of purchase price over net tangible book value of acquired companies, customer base and work force amortized over a period of seven, five, and three years respectively. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

      We have achieved growth in revenues by pursuing a strategy of increasing revenues from existing lines of businesses and through augmenting existing lines of business with acquisitions.

      Revenue from our international operations on an actual basis was $4.2 and $6.4 million for the three months and six months ended June 30, 1999, and increased to $10.2 and $21.2 million for the three months and six months ended June 30, 2000, an increase of 143% and 231%, respectively. Net income from international operations on an actual basis was approximately $0.7 and $0.4 million for the three months and six months ended June 30, 1999 versus net loss of $2.3 and $1.2 million for the three months and six months ended June 30, 2000. Our international revenues for the three months ended June 30, 1999 came from our London location (AGENCY.COM Limited), and for the six months ended June 30, 1999 came from our London location and Eagle River (which we acquired in April 1999). The increase in our international revenue of $6.0 and $14.8 million for the three months and six months ended June 30, 2000, compared to three months and six months ended June 30, 1999, was primarily due to increase in revenues from our Paris, Amsterdam, and Copenhagen offices, which contributed $5.2 million for the three months ended June 30, 2000, and $11.5 million for the six months ended June 30, 2000. The remaining increase of $0.8 million and $3.3 million for the three and six months ended June 30, 2000, respectively, is attributable to an increase in revenue from new and existing clients of our London office and Eagle River. We expect the trend of increased international revenue to continue as we continue to expand our international base.

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

Results of Operations

      The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that the periods include revenues and expenses from new acquisitions, we believe that the operating results for the three months and six months ended June 30, 2000 are not directly comparable to the operating results for the comparable period in 1999.

Comparison of the Three Months ended June 30, 2000 and 1999

      Revenues. The Company's revenues increased $28.7 million, or 133%, to $50.2 million for the three months ended June 30, 2000 from $21.5 million for the comparable period in 1999. $19.2 million of the increase was attributed to existing operations and $9.5 million related to acquisitions. The $19.2 million attributed to existing operations, primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for the three months ended June 30, 2000 was not materially impacted by foreign currency fluctuations.

      Direct Salaries and Costs. The Company's direct salaries and costs increased $13.9 million, or 130%, to $24.6 million for the three months ended June 30, 2000 from $10.7 million for the comparable period in 1999. The increase in direct salaries and costs of $13.9 million was due to the planned investment in additional employees and acquisitions in anticipation of future growth. For the period ended June 30, 2000 and 1999, there were approximately 1,079 and 580 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs decreased to 49% for the three months ended June 30, 2000 from 50% for the comparable period in 1999 primarily due to increases in utilization and billing rates partially offset by increases in salaries.

      General and Administrative Expenses. The Company's general and administrative expenses increased $10.1 million, or 129%, to $17.9 million for the three months ended June 30, 2000 from $7.8 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses were 35.7% and 36.4% for the three months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses in absolute dollar terms of $10.1 million was a result of an increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as rent expense, recruiting, training and other operating expenses.

      Sales and Marketing Expenses. The Company's sales and marketing expenses increased $1.9 million, or 190%, to $2.9 million for the three months ended June 30, 2000 from $1.0 million for the comparable period in 1999. As a percentage of revenues, sales and marketing expenses increased to 6% for the three months ended June 30, 2000 from 5% for the comparable period in 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales and marketing personnel and an overall increase in our marketing and branding efforts, such as increased participation in electronic commerce trade shows.

      Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 89%, to $1.7 million for the three months ended June 30, 2000 compared to $0.9 million for the comparable period in 1999. As a percentage of revenues, depreciation and amortization represented 3% and 4% of revenues for the three months ended June 30, 2000 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth, technology and training to yield more efficient operations and as a result of our acquisitions in 1999, we expect these expenses to significantly increase in future years.

      Amortization of Intangibles. Amortization of intangibles increased $2.3 million, or 115%, to $4.3 million for the three months ended June 30, 2000 compared to $2.0 million for the comparable period in 1999. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 9% of revenues for the three months ended June 30, 2000 and 1999. The $2.3 million increase was due to the acquisitions of Twinspark, I-traffic, Visionik, Digital Vision and Pictoris and the issuance of contingent consideration to former shareholders of Online Magic.

      Non-cash Compensation. Non-cash compensation expense was $0.8 million for the three months ended June 30, 2000. We had no non-cash compensation expense for the three month period ended June 30, 1999.

      Interest Income (Expense), Net. Net interest improved $1.6 million to $0.8 million net interest income for the three months ended June 30, 2000 from $0.8 million net interest expense for the comparable period in 1999. The improvement was primarily the result of interest earned on the proceeds from our initial public offering, which brought the Company from a net debt to net cash position.

      Net Loss. Net loss for the three months ended June 30, 2000 was $1.4 million compared to a net loss of $1.9 million for the comparable period in 1999. The decrease in net loss is attributable to an increase in gross margin and interest income, offset by increased overhead expenses and amortization of intangibles, all of which are discussed above.

Comparison of the Six Months ended June 30, 2000 and 1999

      Revenues. The Company's revenues increased $58.3 million, or 192%, to $88.7 million for the six months ended June 30, 2000 from $30.4 million for the comparable period in 1999. $23.7 million was attributed to existing operations and $34.6 million related to acquisitions. The $23.7 million attributed to existing operations, primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for the six months ended June 30, 2000 was not materially impacted by foreign currency fluctuations.

      Direct Salaries and Costs. The Company's direct salaries and costs increased $29.4 million, or 195%, to $44.5 million for the six months ended June 30, 2000 from $15.1 million for the comparable period in 1999. The increase in direct salaries and costs of $29.4 million was due to the planned investment in additional employees and acquisitions in anticipation of future growth. For the period ended June 30, 2000 and 1999, there were approximately 1,079 and 580 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs were 50% for the six months ended June 30, 2000 and 1999.

      General and Administrative Expenses. The Company's general and administrative expenses increased $21.7 million, or 203%, to $32.4 million for the six months ended June 30, 2000 from $10.7 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 36.5% for the six months ended June 30, 2000 from 35.1% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollar terms of $21.7 million was a result of an increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as rent expense, utilities, equipment rental and other operating expenses and general and administrative costs from our acquisitions.

      Sales and Marketing Expenses. The Company's sales and marketing expenses increased $4.2 million, or 323%, to $5.5 million for the six months ended June 30, 2000 from $1.3 million for the comparable period in 1999. As a percentage of revenues, sales and marketing expenses increased to 6% for the six months ended June 30, 2000 from 4% for the comparable period in 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales and marketing personnel and an overall increase in our marketing and branding efforts, such as increased participation in electronic commerce trade shows.

      Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million, or 65%, to $3.3 million for the six months ended June 30, 2000 compared to $2.0 million for the comparable period in 1999. As a percentage of revenues, depreciation and amortization represented 4% and 7% of revenues for the six months ended June 30, 2000 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth, technology and training to yield more efficient operations and as a result of our acquisitions in 1999.

      Amortization of Intangibles. Amortization of intangibles increased $6.1 million, or 265%, to $8.4 million for the six months ended June 30, 2000 compared to $2.3 million for the comparable period in 1999. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 9% and 8% of revenues for the six months ended June 30, 2000 and 1999, respectively. The $6.1 million increase was due to the acquisitions of Eagle River Interactive, Interactive Solutions (including Quadris), Twinspark, I-traffic, Visionik, Digital Vision and Pictoris and the issuance of contingent consideration to former shareholders of Online Magic.

      Non-cash Compensation. Non-cash compensation expense was $1.5 million for the six months ended June 30, 2000. We had no non-cash compensation expense for the six month period ended June 30, 1999.

      Interest Income (Expense), Net. Net interest improved $2.9 million to $1.1 million net interest income for the six months ended June 30, 2000 from $1.8 million net interest expense for the comparable period in 1999. The improvement was primarily the result of interest earned on the proceeds from our initial public offering, which brought the Company from a net debt to net cash position.

      Net Loss. Net loss for the six months ended June 30, 2000 was $5.5 million compared to a net loss of $2.0 million for the comparable period in 1999. The increase in net loss of $3.5 million between the periods was primarily attributable to the increase in the amortization of intangibles and operating expenses, both of which are discussed above.

Liquidity and Capital Resources

      Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, sales of equity securities, borrowings from our shareholder Omnicom Group, Inc. ("Omnicom") and capital leases.

      At June 30, 2000 and December 31, 1999, our cash and cash equivalents were approximately $68.0 million and $85.0 million, respectively.

      The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes and reasonably possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all other instruments.

      Cash used in operating activities was $4.3 million for the six months ended June 30, 2000 compared to cash used in operating activities of $4.8 million for the comparable period in 1999. Cash used in operating activities for the six months ended June 30, 2000 was primarily due to net income after adjustments to reconcile net loss to net cash of $13.4 million and an increase in accounts receivable of $19.4 million, which was attributable to our increased revenues, unbilled charges of $3.9 million, offset by an increase in accounts payable and accrued expenses of $1.6 million and due to affiliates of $1.8 million. Cash used in operating activities for the six months ended June 30, 1999 was primarily due to net income after adjustments to reconcile net loss to net cash of $4.6 million, an increase in accounts receivable of $4.8 million, unbilled charges of $8.8 million, offset by advance billings of $4.1 million.

      Cash used in investing activities was $14.9 million for the six months ended June 30, 2000 compared to $4.1million for the comparable period in 1999. Cash used in investing activities for the six months ended June 30, 2000 was primarily the result of capital expenditures of $4.8 million and acquisitions and investments of $10.1 million. Cash used in investing activities for the six months ended June 30, 1999, was primarily the result of capital expenditures of $2.0 million and acquisitions of $2.1 million.

      Cash provided by financing activities for the six months ended June 30, 2000 was $1.9 million compared to cash provided by financing activities of $9.5 million for the comparable period in 1999. Cash provided by financing activities for the six months ended June 30, 2000, was primarily the result of purchases of stock under the Employee Stock Purchase Plan of $2.6 million and payments of capital lease obligations of $0.9 million. Cash provided by financing activities for the six months ended June 30, 1999 was primarily the result of an increase in borrowings from a line of credit of $11.0 million.

      To date, our main sources of liquidity have been cash from operations, borrowings from Omnicom and our proceeds from our initial public offering. We believe that on a short-term basis we will have sufficient funds for working capital, capital expenditures from our existing working capital and increased cash flow from operations resulting from the collection of outstanding accounts receivable and the billing and collection of unbilled charges. We believe that on a long-term basis our liquidity will be funded, if necessary, from additional equity financings or borrowings under our credit facility. We believe that our current cash, cash equivalents and short-term investments, available borrowings under our credit facility and the net proceeds from our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 18 months.

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

Our Revenues Could Be Affected By The Loss Of A Major Client

      A substantial portion of our revenue is generated from a limited number of major clients. In particular, our ten largest clients accounted for approximately 41.5% and 37.4% of our revenues for the three and six months ended June 30, 2000, respectively. If one of our major clients discontinues or reduces the use of our services, our business, results of operations and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a material adverse effect on our business, results of operations and financial condition.

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

If We Fail To Accurately Estimate Costs Of Fixed-Fee Projects, Our Operating Results May Suffer

      We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The majority of our revenues are derived from time and materials contracts. For the second quarter ended June 30, 2000, approximately 19% of our revenue was derived from retainer contracts, 70% of our revenue was derived from time and materials contracts and 11% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time we need for these projects, which may cause the costs of completing these projects to exceed the fixed fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense in the period in which additional anticipated costs are identified.

                    Risks Related To Our Strategy And Market

Failure To Properly Manage Our Expanding Operations May Adversely Impact Our Business

      Our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to June 30, 2000, our staff increased from approximately 180 to over 1,460 employees. If we cannot effectively manage our expanding operations, we may not be able to continue to grow, or may grow at a slower pace. To manage any future growth we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot assure you that our controls, systems or procedures will be able to support our expanding operations or that we will be able to manage both internal and acquisition-based growth effectively.

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

We Sometimes Agree Not To Perform Services For Our Clients' Competitors, Which Limits Our Busines Opportunities

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

      In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, our Chairman, Chief Executive Officer and President, Kyle Shannon, our Chief People Officer, Kevin Rowe, our President of North America and Michael Mathews, our Chairman of Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations and financial condition, as well as our ability to grow.

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

Omnicom Has Provided Us With Financing And It Has No Obligation To Renew Our Credit Facility Beyond Its Termination Date

      We have received significant benefits from our relationship with Omnicom, our largest shareholder. We currently invest substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance. To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 6.58% on June 30, 2000, plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond September 30, 2001. We cannot assure you that upon termination of this facility we will be able to obtain any additional financing. As a result, our financial condition might suffer.

Shares Eligible For Public Sale Could Adversely Affect Our Stock Price

      Based on shares outstanding on June 30, 2000, in addition to the 6.8 million shares sold in our initial public offering, from time to time, a total of approximately 28.7 million additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, Omnicom and Communicade together hold warrants to purchase an aggregate of 6.0 million shares of our common stock. If they exercise these warrants and sell the underlying shares of common stock in the market, the market price of our common stock could decline.

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

      We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the quarter ended June 30, 2000 was not material.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      We are not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of the stockholders of the Company was held on May 5, 2000. At such meeting the following actions were voted upon:

                             Affirmative      Votes       Non-broker
Action                          Votes        Withheld       Votes
------                       -----------     --------     ----------

Election of directors:
   Thomas DeLong             29,407,709      70,633         - 0 -
   Jeffrey Rayport           29,407,709      70,633         - 0 -

                             Affirmative    Negative                  Non-broker
Action                          Votes        Votes     Abstentions      Votes
------                       -----------    --------   -----------    ----------

Ratification of              29,458,425      12,090       7,827         - 0 -
   Arthur Andersen
   as the Company's
   independent
   accountants for the
   fiscal year ending
   December 31, 2000

ITEM 6. Exhibits and Report on Form 8-K

      (a) Exhibits

Number    Description
------    -----------

27.1      Financial Data Schedule.

      (b) Report of Form 8-K

          None.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 14th day of August 2000.

                                        AGENCY.COM LTD.


                                        /s/ Charles Dickson
                                        ----------------------------------------
                                        Name:  Charles Dickson
                                        Title: Executive Vice President,
                                               Treasurer and Chief Financial
                                               Officer (Signing both in his
                                               capacity as Executive Vice
                                               President on behalf of the
                                               registrant and Chief Financial
                                               Officer on behalf of the
                                               registrant)

                                        /s/ Michael Jackson
                                        ----------------------------------------
                                        Name:  Michael Jackson
                                        Title: Corporate Controller (Signing in
                                               his capacity as Chief Accounting
                                               Officer of the registrant)