Form 10-Q
period 2000-09-30
AGENCY COM LTD
filed 2000-11-14
CIK 1086403

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-28293

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No |_|

      There were 35,968,071 shares of Common Stock outstanding as of November 8, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 (audited)
         and September 30, 2000                                              1

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1999 and 2000                   2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 2000                                   3

         Notes to Consolidated Financial Statements                          4

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           6

ITEM 2A. Risk Factors                                                       13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Part II. OTHER INFORMATION                                                  21

ITEM 1.  Legal Proceedings                                                  21

ITEM 4.  Submission of Matters to a Vote of Security Holders                21

ITEM 6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                                  22

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        AGENCY.COM LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                       December 31  September 30
                                                          1999         2000
                                                       -----------  ------------
                                                        (audited)   (unaudited)
Assets
Current Assets:
Cash and cash equivalents                               $  85,035    $  70,301
Accounts receivable, net of allowances of $5,164
and $6,784, respectively                                   23,768       42,387
Unbilled charges                                            9,224       14,689
Prepaid expenses and other current assets                   1,698        1,721
Due from related parties                                      255        1,163
                                                        ---------    ---------
      Total current assets                                119,980      130,261
Property and equipment, net of accumulated
      depreciation and amortization of $9,325 and
      $13,486, respectively                                18,554       25,478
Intangibles, net of accumulated amortization of
      $8,749 and $21,909, respectively                     85,244       91,341
Deferred tax assets                                           547          547
Investments and other assets                                2,566        2,287
                                                        ---------    ---------
      Total assets                                      $ 226,891    $ 249,914
                                                        =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses                   $  18,075    $  25,177
Income taxes payable                                        1,462        2,247
Deferred revenue                                           10,283       16,737
Current portion of capital lease obligations                1,511        1,898
Due to related parties                                      1,003           --
                                                        ---------    ---------
      Total current liabilities                            32,334       46,059
Long-term Liabilities:
Deferred tax liabilities                                      482          490
Capital lease obligations                                   1,644        1,642
Due to related parties                                      1,217          209
Deferred rent                                                 240        2,757
Other long-term liabilities                                   281        1,131
                                                        ---------    ---------
      Total long-term liabilities                           3,864        6,229
                                                        ---------    ---------
      Total liabilities                                    36,198       52,288
                                                        ---------    ---------

Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $0.001 par value 10,000,000,
  shares authorized; none issued or outstanding
  as of December 31, 1999 and September 30, 2000,
  respectively                                                 --           --
Common stock, $0.001 par value, 200,000,000 shares
  authorized; 34,849,641 and 35,739,511 shares issued;
  and 34,726,265 and 35,739,511 shares outstanding
  at December 31,1999 and September 30,2000,
  respectively                                                 35           36
Additional paid-in capital                                204,554      216,977
Retained deficit                                          (13,725)     (19,282)
Cumulative foreign currency translation                      (171)        (105)
                                                        ---------    ---------
  Total stockholders' equity                              190,693      197,626
                                                        ---------    ---------

  Total liabilities and stockholders' equity            $ 226,891    $ 249,914
                                                        =========    =========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (in thousands, except share data)

                                                                    Three Months Ended September 30   Nine Months Ended September 30
                                                                    ------------------------------    ------------------------------
                                                                          1999            2000            1999            2000
                                                                      ------------    ------------    ------------    ------------
                                                                              (unaudited)                     (unaudited)
Revenues                                                              $     26,110    $     57,322    $     56,499    $    146,054
Direct salaries and costs                                                   13,712          27,287          28,784          71,776
                                                                      ------------    ------------    ------------    ------------
     Gross profit                                                           12,398          30,035          27,715          74,278
General and administrative                                                  10,982          19,444          21,636          51,824
Sales and marketing                                                          1,336           3,952           2,591           9,477
Depreciation and amortization                                                1,165           1,939           3,149           5,211
Amortization of intangibles                                                  2,352           4,374           4,687          12,834
Non-cash compensation                                                           72             411              72           1,956
                                                                      ------------    ------------    ------------    ------------
     Loss from operations                                                   (3,509)            (85)         (4,420)         (7,024)
Interest (expense), income net                                              (1,070)            810          (2,125)          2,582
                                                                      ------------    ------------    ------------    ------------
     (Loss) income before income taxes                                      (4,579)            725          (6,545)         (4,442)
Provision for income taxes                                                     185             764             238           1,115
                                                                      ------------    ------------    ------------    ------------
Net loss                                                              $     (4,764)   $        (39)   $     (6,783)   $     (5,557)
                                                                      ============    ============    ============    ============
Per share information:
     Net loss per common share
          Basic                                                       $      (0.18)   $      (0.00)   $      (0.29)   $      (0.16)
                                                                      ============    ============    ============    ============
          Diluted                                                     $      (0.18)   $      (0.00)   $      (0.29)   $      (0.16)
                                                                      ============    ============    ============    ============
Weighted average common shares used in computing per share amount
          Basic                                                         26,309,925      35,658,591      23,186,818      35,321,576
                                                                      ============    ============    ============    ============
          Diluted                                                       26,309,925      35,658,591      23,186,818      35,321,576
                                                                      ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                             Nine Months Ended September 30
                                                             ------------------------------
                                                                    1999        2000
                                                                  --------    --------
                                                                      (unaudited)
Cash Flows from Operating Activities:
Net loss                                                          $ (6,783)   $ (5,557)
Adjustments to reconcile net loss to net cash (used
in) provided by operating activities-
     Allowance for doubtful accounts                                   337       1,620
     Depreciation and amortization                                   7,836      18,045
     Deferred income taxes                                            (777)          8
     Non-cash compensation expense                                      73       1,956
     Deferred rent                                                      --       2,517
Changes in operating assets and liabilities:
     Accounts receivable                                           (17,332)    (19,787)
     Unbilled charges                                                2,081      (5,465)
     Prepaid expenses and other current assets                      (2,504)        (23)
     Income tax receivable                                             945          --

     Due from related parties                                           --        (908)

     Other assets                                                      203         774
     Accounts payable and accrued expenses                           3,213       6,548
     Income taxes payable                                              867         785
     Deferred revenue                                                  634       6,331
     Due to related parties                                           (729)     (2,010)
     Other long-term liabilities                                       988         550
                                                                  --------    --------
Net cash (used in) provided by operating activities                (10,948)      5,384
                                                                  --------    --------
Cash Flows from Investing Activities:
     Capital expenditures                                           (5,018)    (10,467)
     Acquisitions, net of cash acquired                               (328)    (11,138)
     Investment in Affiliate                                        (1,488)       (432)
                                                                  --------    --------
Net cash used in investing activities                               (6,834)    (22,037)
                                                                  --------    --------
Cash Flows from Financing Activities:
     Payments on  note payable due to Omnicom                       19,231          --
     Proceeds from line of credit                                      122          --
     Registration costs                                             (1,298)       (349)
     Payments under capital lease obligations                         (670)     (1,334)
     Proceeds from issuance of shares under
     employee stock purchase plan                                       --       2,567
     Proceeds from exercise of stock options                           388         969
                                                                  --------    --------
Net cash provided by financing activities                           17,773       1,853
                                                                  --------    --------
     Effect of Exchange Rate on Cash and Cash Equivalents              (34)         66
                                                                  --------    --------
Net decrease in cash and cash equivalents                              (43)    (14,734)
                                                                  --------    --------
Cash and Cash Equivalents, beginning of period                         769      85,035
                                                                  --------    --------
Cash and Cash Equivalents, end of period                          $    726    $ 70,301
                                                                  ========    ========
Supplemental Disclosures of Cash Flow Information:
Income taxes paid                                                 $    565    $    874
                                                                  ========    ========
Interest paid                                                     $    119    $    110
                                                                  ========    ========
Supplemental Disclosure of Non-cash Investing
Activities:
Equipment acquired under capital leases                           $  2,065    $  1,719
                                                                  ========    ========
Retirements of Fixed Assets                                       $     --    $  1,122
                                                                  ========    ========
Supplemental Disclosure of Non-cash Financing
Activities:

Common stock issued for acquisitions                              $ 22,620    $  7,282
                                                                  ========    ========

Warrants issued for acquisitions                                  $  5,853    $     --
                                                                  ========    ========

Stock options issued for acquisitions                             $    722    $     --
                                                                  ========    ========

  The accompanying notes are an integral part of these consolidated statements.

AGENCY.COM LTD. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Business and Summary of Significant Accounting Policies

      Business

      AGENCY.COM Ltd. and subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet professional services firm. The Company provides clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their interactive businesses. The Company provides these services on interactive platforms including the Internet, wireless application protocol (or WAP), and interactive broadband platforms such as interactive television. The Company's services include: advising, consulting and planning on the strategic implications of the Internet for a company's business; designing creative, content, interface and information architecture elements of Internet resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness of Internet resources. In order to serve its global clients, AGENCY.COM currently has offices in New York (New York); Vail (Colorado); Atlanta (Georgia); Chicago (Illinois); Dallas (Texas); Portland (Oregon); San Francisco (California); Cambridge (Massachusetts); Woodbridge (New Jersey); London (England); Paris (France); Amsterdam (The Netherlands); Copenhagen (Denmark); affiliate offices in Miami (Florida); Seoul (Korea) and we also have a minority investment in a technology company in Singapore.

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

      The results of operations presented for the three and nine month periods ended September 30, 1999 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

3. Pro Forma Results of Operations (Unaudited)

      The following unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 1999 give effect to the acquisitions of Interactive Solutions (and Quadris Consulting), Eagle River Interactive, Digital Vision Communications, Twinspark Interactive People, I-traffic, Visionik and Pictoris Interactive S.A. as if each of these acquisitions had occurred on January 1, 1999.

The following unaudited pro forma consolidated statement of operations data for the three months ended September 30, 1999 give effect to the acquisitions of Digital Vision Communications, Twinspark Interactive People, I-traffic, Visionik and Pictoris Interactive S.A. as if each of these acquisitions had occurred on January 1, 1999.

All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1999 and may not be indicative of future operating results.

                                                Three Months Ended    Nine Months Ended
Pro forma:                                      September 30, 1999    September 30, 1999
                                                ------------------    ------------------
                                                 (in thousands except per share data)
Revenues ..........................................    $ 30,210          $ 77,116
Net loss ..........................................    $ (7,009)         $(20,009)
Basic and  diluted net loss
per share .........................................    $  (0.25)         $  (0.73)
Weighted average shares outstanding ...............      27,713            27,488

Proforma Consolidated Statement of Operations for the three and nine months ended September 30, 2000 are not presented because actual results are the same as proforma for these periods.

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

      A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                   Three Months Ended September 30, 1999        Nine Months Ended September 30, 1999
                                                   -------------------------------------        ------------------------------------
                                                    (in thousands except per share data)        (in thousands except per share data)
                                                                               Net Loss                                    Net Loss
                                                                   Weighted      Per                           Weighted      Per
                                                                    Average     Common                         Average     Common
                                                     Net Loss       Shares      Share           Net Loss       Shares       Share
                                                     --------      --------    --------         --------      ---------   ---------
Basic EPS:
Net  loss  attributable  to common stock             $(4,764)       26,310      $(0.18)         $(6,783)       23,187      $(0.29)
Stock options and warrants                                --            --         --                --            --         --
                                                     -------        ------      ------          -------        ------      ------
Diluted EPS                                          $(4,764)       26,310      $(0.18)         $(6,783)       23,187      $(0.29)
                                                     =======       =======      ======          =======       =======      =====

                                                   Three Months Ended September 30, 2000        Nine Months Ended September 30, 2000
                                                   -------------------------------------        ------------------------------------
                                                    (in thousands except per share data)        (in thousands except per share data)
                                                                               Net Loss                                    Net Loss
                                                                   Weighted      Per                           Weighted      Per
                                                                    Average     Common                         Average     Common
                                                     Net Loss       Shares      Share           Net Loss       Shares       Share
                                                     --------      --------    --------         --------      ---------   ---------
Basic EPS:
Net loss attributable to common stock                $   (39)       35,659      $(0.00)         $(5,557)       35,322      $(0.16)
Stock options and warrants                                --            --         --                --            --         --
                                                     -------        ------      ------          -------        ------      ------
Diluted EPS                                          $   (39)       35,659      $(0.00)         $(5,557)       35,322      $(0.16)
                                                     =======       =======      ======          =======       =======      =====

Diluted EPS for the three months and nine months ended September 30, 1999 and 2000 does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

5. Comprehensive Income

The components of comprehensive income are as follows:

                                         Three Months Ended September 30       Nine Months Ended September 30
                                         -------------------------------       ------------------------------
                                            1999                2000              1999               2000
                                           -------            -------            -------            -------
                                                 (in thousands)                        (in thousands)
Net loss                                   $(4,764)           $   (39)           $(6,783)           $(5,557)
Foreign currency translation adjustment        (40)              (159)               (35)                66
                                           -------            -------            -------            -------
Comprehensive loss                         $(4,804)           $  (198)           $(6,818)           $(5,491)
                                           =======            =======            =======            =======

6. New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, will not have a material effect on our financial position, results of operations, or cash flows.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 137 and FAS 138. FAS 133, as amended, is effective for the Company beginning January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction. The Company believes that adoption of this statement, as amended, will not have a material impact on the Company's financial position, results of operations or cash flows.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have an effect on the current or historical consolidated financial statements.

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

      The company believes the following characteristics will differentiate it from its competitors and deliver long-term value to shareholders:

      o a focus on large global clients. The company focuses on delivering services to large, stable clients who need global solutions and who provide long-term potential revenue streams with strong ability to pay for services. The company believes that this client focus will provide a long-term quality of revenue benefit to AGENCY.COM. For the quarter ended September 30, 2000, approximately 98% of client revenues came from non-dot com start up companies.

      o a global presence to deliver services. The company has developed its offices to deliver its services on a global basis. As of the end of the third quarter 2000, the company had over 30% of its professional staff and 25% of its revenue in offices outside of the United States. The company believes that it benefits from this global presence because its non-US clients are demanding services in emerging technologies such as wireless application protocol (WAP) and interactive broadband services (such as interactive television). The Company believes that the experience gained outside the United States will benefit the company as demand for these services grows within the United States. Secondly, a large non-US presence will benefit the company as demand for Internet-based services expands in non-US markets, which currently lag the US market for Internet services.

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

      We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer arrangements are indicative of our strong, long-term relationships with clients which yield significant benefits both to our clients and to us. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer arrangements may not cover the full cost of specific projects. Retainer fees represented approximately 20% and 3% of our revenues for the three months ended September 30, 2000 and 1999, respectively. Retainer fees represented approximately 17% and 4% for the nine months ended September 30, 2000 and 1999, respectively. Consistent with our focus on long-term relationships, our goal is to increase our number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from that anticipated.

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

      For the three months ended September 30, 2000, one client accounted for more than 10% of our revenues and for the nine months ended September 30, 2000, no client accounted for more than 10% of our revenues. For the three month period ended September 30, 1999, no client accounted for more than 10% of our revenues and for the nine months ended September 30, 1999, one client accounted for more than 10% of our revenues.

      For the three months ended September 30, 2000, we incurred a net loss of $39 thousand. As a result of this and prior losses, our accumulated deficit was $19.3 million at September 30, 2000. The net loss resulted from amortization of intangibles of $4.4 million, due to our most recent acquisitions and non-cash compensation expense of $0.4 million. These increases to the net loss were partially offset by income from operations (excluding amortization of intangibles and non-cash compensation) of $4.7 million, due to increased revenue, improvement in gross margin and interest income of $0.8 million. For the nine months ended September 30, 2000, we incurred a net loss of $5.6 million. The net loss resulted from amortization of intangibles of $12.8 million, due to our most recent acquisitions, non-cash compensation expense of $2.0 million and provision for income taxes of $1.1 million. These increases to the net loss were offset by income from operations (excluding amortization of intangibles and non-cash compensation) of $7.8 million, due to increased revenue and interest income of $2.6 million.

      Included in the net loss for the three months and nine months ended September 30, 2000 is non-cash compensation expense of $0.4 million and $2.0 million, respectively, which is the result of us granting approximately 1,783,000 stock options to employees prior to our initial public offering at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants we have estimated cumulative compensation expense of $6.5 million which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of an additional $0.4 million for the remainder of 2000, $1.6 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2002 and $27 thousand for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

      For the three month period ended September 30, 2000, the decrease in net loss per share of $0.18, compared to the same period in 1999, was primarily a result of an increase in revenues due to the growth in our business, an improvement in gross margin as a result of improved utilization, and increase in rates offset by additional administrative expenses and increased amortization of intangibles of $2.0 million, which went from $2.4 million to $4.4 million. For the nine month period ended September 30, 2000, the decrease in net loss per share of $0.13 compared to the same period in 1999, was primarily attributable to increase in revenue due to growth in our business, an improvement in gross margin as a result of improved utilization, and increase in rates offset by additional administrative expenses and increased amortization of intangibles which increased by $8.1 million, from $4.7 million to $12.8 million. This increase was primarily attributable to our acquisitions as discussed above.

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

      Revenue from our international operations on an actual basis was $5.6 and $12.1 million for the three months and nine months ended September 30, 1999, and increased to $14.3 and $35.6 million for the three months and nine months ended September 30, 2000, an increase of 155% and 194%, respectively. Net loss from international operations on an actual basis was approximately $0.6 and $0.1 million for the three months and nine months ended September 30, 1999 versus net income of $1.1 and net loss of $0.9 million for the three months and nine months ended September 30, 2000. Our international revenues for the three months and nine months ended September 30, 1999 came from our London, Paris, and Amsterdam (which we acquired in August 1999) locations. The increase in our international revenue of $8.7 and $23.5 million for the three months and nine months ended September 30, 2000, compared to three months and nine months ended September 30, 1999, was primarily due to increase in revenues from our Paris, Amsterdam, and Copenhagen offices, which contributed $7.5 million for the three months ended September 30, 2000, and $18.4 million for the nine months ended September 30, 2000. The remaining increase of $1.2 million and $5.1 million for the three and nine months ended September 30, 2000, respectively, is attributable to an increase in revenue from new and existing clients of our London office. We expect the trend of increased international revenue to continue as we continue to expand our international base.

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

Results of Operations

      The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that the periods include revenues and expenses from new acquisitions, we believe that the operating results for the three months and nine months ended September 30, 2000 are not directly comparable to the operating results for the comparable period in 1999.

Comparison of the Three Months ended September 30, 2000 and 1999

      Revenues. The Company's revenues increased $31.2 million, or 120%, to $57.3 million for the three months ended September 30, 2000 from $26.1 million for the comparable period in 1999. $22.5 million was attributed to existing operations and $8.7 million related to acquisitions. The $22.5 million attributed to existing operations, primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for the three months ended September 30, 2000 was not materially impacted by foreign currency fluctuations.

      Direct Salaries and Costs. The Company's direct salaries and costs increased $13.6 million, or 99%, to $27.3 million for the three months ended September 30, 2000 from $13.7 million for the comparable period in 1999. The increase in direct salaries and costs of $13.6 million was due to the addition of employees as a result of planned internal growth and the acquisition of Pictoris. For the period ended September 30, 2000 and 1999, there were approximately 1,250 and 670 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs decreased to 48% for the three months ended September 30, 2000 from 53% for the comparable period in 1999 primarily due to increases in utilization and billing rates partially offset by increases in salaries.

      General and Administrative Expenses. The Company's general and administrative expenses increased $8.4 million, or 76%, to $19.4 million for the three months ended September 30, 2000 from $11.0 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses were 33.9% and 42.1% for the three months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses in absolute dollar terms of $8.4 million was a result of an increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as rent expense, recruiting, training and other operating expenses.

      Sales and Marketing Expenses. The Company's sales and marketing expenses increased $2.7 million, or 208%, to $4.0 million for the three months ended September 30, 2000 from $1.3 million for the comparable period in 1999. As a percentage of revenues, sales and marketing expenses increased to 6.9% for the three months ended September 30, 2000 from 5.1% for the comparable period in 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales and marketing personnel and an overall increase in our marketing and branding efforts, such as increased participation in electronic commerce trade shows.

      Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million, or 58%, to $1.9 million for the three months ended September 30, 2000 compared to $1.2 million for the comparable period in 1999. As a percentage of revenues, depreciation and amortization represented 3.4% and 4.5% of revenues for the three months ended September 30, 2000 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth, technology and training to yield more efficient operations and as a result of our acquisitions in 1999, we expect these expenses to significantly increase in future years.

      Amortization of Intangibles. Amortization of intangibles increased $2.0 million, or 83%, to $4.4 million for the three months ended September 30, 2000 compared to $2.4 million for the comparable period in 1999. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 7.6% and 9.0%, respectively, of revenues for the three months ended September 30, 2000 and 1999. The $2.0 million increase was due to the acquisitions of Twinspark, I-traffic, Visionik, Digital Vision and Pictoris and the issuance of contingent consideration to former shareholders of Online Magic.

      Non-cash Compensation. Non-cash compensation expense was $0.4 million and $0.1 million, respectively, for the three months ended September 30, 2000 and 1999.

      Interest Income (Expense), Net. Net interest improved $1.9 million to $0.8 million net interest income for the three months ended September 30, 2000 from $1.1 million net interest expense for the comparable period in 1999. The improvement was primarily the result of interest earned on the proceeds from our initial public offering, which brought the Company from a net debt to net cash position.

      Net Loss. Net loss for the three months ended September 30, 2000 was $39 thousand compared to a net loss of $4.8 million for the comparable period in 1999. The decrease in net loss is attributable to an increase in gross margin and interest income, partially offset by increased overhead expenses and amortization of intangibles, all of which are discussed above.

Comparison of the Nine Months ended September 30, 2000 and 1999

      Revenues. The Company's revenues increased $89.6 million, or 159%, to $146.1 million for the nine months ended September 30, 2000 from $56.5 million for the comparable period in 1999. Of this increase, $46.3 million was attributed to existing operations and $43.3 million related to acquisitions. The $46.3 million attributed to existing operations, primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for the nine months ended September 30, 2000 was not materially impacted by foreign currency fluctuations.

      Direct Salaries and Costs. The Company's direct salaries and costs increased $43.0 million, or 149%, to $71.8 million for the nine months ended September 30, 2000 from $28.8 million for the comparable period in 1999. The increase in direct salaries and costs of $43.0 million was due to the planned investment in additional employees and acquisitions in anticipation of future growth. For the period ended September 30, 2000 and 1999, there were approximately 1,250 and 670 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs were 49.1% and 50.9% for the nine months ended September 30, 2000 and 1999, respectively.

      General and Administrative Expenses. The Company's general and administrative expenses increased $30.2 million, or 140%, to $51.8 million for the nine months ended September 30, 2000 from $21.6 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses decreased to 35.4% for the nine months ended September 30, 2000 from 38.3% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollar terms of $30.2 million was a result of an increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as rent expense, utilities, equipment rental and other operating expenses and general and administrative costs from our acquisitions.

      Sales and Marketing Expenses. The Company's sales and marketing expenses increased $6.9 million, or 265%, to $9.5 million for the nine months ended September 30, 2000 from $2.6 million for the comparable period in 1999. As a percentage of revenues, sales and marketing expenses increased to 6.5% for the nine months ended September 30, 2000 from 4.6% for the comparable period in 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales and marketing personnel and an overall increase in our marketing and branding efforts, such as increased participation in electronic commerce trade shows.

      Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 68%, to $5.2 million for the nine months ended September 30, 2000 compared to $3.1 million for the comparable period in 1999. As a percentage of revenues, depreciation and amortization represented 3.6% and 5.6% of revenues for the nine months ended September 30, 2000 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth, technology and training to yield more efficient operations and as a result of our acquisitions in 1999.

      Amortization of Intangibles. Amortization of intangibles increased $8.1 million, or 172%, to $12.8 million for the nine months ended September 30, 2000 compared to $4.7 million for the comparable period in 1999. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 8.8% and 8.3% of revenues for the nine months ended September 30, 2000 and 1999, respectively. The $8.1 million increase was due to the acquisitions of Eagle River Interactive, Interactive Solutions (including Quadris), Twinspark, I-traffic, Visionik, Digital Vision and Pictoris and the issuance of contingent consideration to former shareholders of Online Magic.

      Non-cash Compensation. Non-cash compensation expense was $2.0 million for the nine months ended September 30, 2000, compared to $0.1 million for the nine months ended September 30, 1999.

      Interest Income (Expense), Net. Net interest improved $4.7 million to $2.6 million net interest income for the nine months ended September 30, 2000 from $2.1 million net interest expense for the comparable period in 1999. The improvement was primarily the result of interest earned on the proceeds from our initial public offering, which brought the Company from a net debt to net cash position.

      Net Loss. Net loss for the nine months ended September 30, 2000 was $5.6 million compared to a net loss of $6.8 million for the comparable period in 1999. The decrease in net loss of $1.2 million between the periods was primarily attributable to the increase in gross margin and interest income, partially offset by increased overhead expenses and amortization of intangibles, all of which are discussed above.

Liquidity and Capital Resources

      Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, sales of equity securities, borrowings from our shareholder Omnicom Group, Inc. ("Omnicom") and capital leases.

      At September 30, 2000 and December 31, 1999, our cash and cash equivalents were approximately $70.3 million and $85.0 million, respectively.

      The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes and reasonably possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all other instruments.

      Cash provided by operating activities was $5.4 million for the nine months ended September 30, 2000 compared to cash used in operating activities of $10.9 million for the comparable period in 1999. Cash provided by operating activities for the nine months ended September 30, 2000 was primarily due to net income after adjustments to reconcile net loss to net cash of $18.6 million, an increase in accounts payable and accrued expenses of $6.5 million, and advanced billings of $6.3 million, offset by an increase in accounts receivable of $19.8 million, which was attributable to our increased revenues, unbilled charges of $5.5 million, and due to affiliates of $2.0 million. Cash used in operating activities for the nine months ended September 30, 1999 was primarily due to net income after adjustments to reconcile net loss to net cash of $0.7 million, an increase in accounts receivable of $17.3 million, partially offset by a decrease in unbilled charges of $2.1 million, and accounts payable and accrued expenses of $3.2 million.

      Cash used in investing activities was $22.0 million for the nine months ended September 30, 2000 compared to $6.8 million for the comparable period in 1999. Cash used in investing activities for the nine months ended September 30, 2000 was primarily the result of capital expenditures of $10.5 million and acquisitions and investments of $11.1 million. Cash used in investing activities for the nine months ended September 30, 1999, was primarily the result of capital expenditures of $5.0 million and investment in subsidiaries of $1.5 million.

      Cash provided by financing activities for the nine months ended September 30, 2000 was $1.9 million compared to cash provided by financing activities of $17.8 million for the comparable period in 1999. Cash provided by financing activities for the nine months ended September 30, 2000, was primarily the result of proceeds from purchases of stock under the Employee Stock Purchase Plan of $2.6 million, proceeds from the exercise of stock options of $1.0 million, offset by payments of capital lease obligations of $1.3 million. Cash provided by financing activities for the nine months ended September 30, 1999 was primarily the result of an increase in borrowings from a line of credit of $19.2 million, offset by deferred registration costs of $1.3 million.

      Prior to December 1999, our main sources of liquidity have been cash from operations and borrowings from Omnicom and since that time, the main sources have been from operations and our proceeds from our initial public offering. We believe that on a short-term basis we will have sufficient funds for working capital, capital expenditures from our existing working capital and increased cash flow from operations resulting from the collection of outstanding accounts receivable and the billing and collection of unbilled charges. We believe that on a long-term basis our liquidity will be funded by operations and supplemented, if necessary, from additional equity financings or borrowings under our credit facility. We believe that our current cash, cash equivalents and short-term investments, available borrowings under our credit facility and the net proceeds from our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 24 months.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, will not have a material effect on our financial position, results of operations, or cash flows.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 137 and FAS 138. FAS 133, as amended, is effective for the Company beginning January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction. The Company believes that adoption of this statement, as amended, will not have a material effect on the Company's financial position, results of operations or cash flows.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have an effect on the current or historical consolidated financial statements.

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

Our Revenues Could Be Affected By The Loss Of A Major Client

      A substantial portion of our revenue is generated from a limited number of major clients. In particular, our ten largest clients accounted for approximately 49.7% and 38.7% of our revenues for the three and nine months ended September 30, 2000, respectively. If one of our major clients discontinues or reduces the use of our services, our business, results of operations and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a material adverse effect on our business, results of operations and financial condition.

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

If We Fail To Accurately Estimate Costs Of Fixed-Fee Projects, Our Operating Results May Suffer

      We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The majority of our revenues are derived from time and materials contracts. For the third quarter ended September 30, 2000, approximately 19.7% of our revenue was derived from retainer contracts, 75.7% of our revenue was derived from time and materials contracts and 4.6% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time we need for these projects, which may cause the costs of completing these projects to exceed the fixed fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense in the period in which additional anticipated costs are identified.

                    Risks Related To Our Strategy And Market

Failure To Properly Manage Our Expanding Operations May Adversely Impact Our Business

      Our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to September 30, 2000, our staff increased from approximately 180 to 1,640 employees. If we cannot effectively manage our expanding operations, we may not be able to continue to grow, or may grow at a slower pace. To manage any future growth we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot assure you that our controls, systems or procedures will be able to support our expanding operations or that we will be able to manage both internal and acquisition-based growth effectively.

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

      In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, our Chairman, Chief Executive Officer and President, Kyle Shannon, our Chief People Officer, Kevin Rowe, our President"of North America and Michael Mathews, our Chairman"of Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations and financial condition, as well as our ability to grow.

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

Our International Expansion Strategy Could Subject Us To Significant Risks, Many Of Which Could Harm Our Business

      We expect to expand our international operations and international sales and marketing efforts. We commenced operations in the United Kingdom in October 1997, France in April 1999, the Netherlands in August 1999 and Denmark in November 1999, set up affiliate offices in Miami (Florida) and Seoul (Korea), and made a minority investment in a company in Singapore in December 1998 and July 1999. Our international offices offer Internet professional services similar to our domestic offices. We have had limited experience in marketing, selling and distributing our services internationally, and we cannot assure you that we will be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, results of operations and financial condition, as well as our ability to grow.

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

      Our directors, executive officers and affiliates currently beneficially own approximately 69% of our common stock. Accordingly, these stockholders could control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. The interests of these stockholders may differ from the interests of the other stockholders. Omnicom, together with its wholly-owned subsidiary Communicade, currently beneficially own approximately 44% of our common stock, allowing them to significantly influence the outcome of any matter submitted to a vote of AGENCY.COM stockholders.

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

Omnicom Has Provided Us With Financing And It Has No Obligation To Renew Our Credit Facility Beyond Its Termination Date

      We have received significant benefits from our relationship with Omnicom, our largest shareholder. We currently invest substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance (a wholly owned subsidiary of Omnicom Group Inc.). To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 6.5% on September 30, 2000, plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond September 30, 2001. We cannot assure you that upon termination of this facility we will be able to obtain any additional financing. As a result, our financial condition might suffer.

Shares Eligible For Public Sale Could Adversely Affect Our Stock Price

      Based on shares outstanding on September 30, 2000, in addition to the 6.8 million shares sold in our initial public offering, from time to time, a total of approximately 28.7 million additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, Omnicom and Communicade together hold warrants to purchase an aggregate of 6.0 million shares of our common stock. If they exercise these warrants and sell the underlying shares of common stock in the market, the market price of our common stock could decline.

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

      We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the quarter ended September 30, 2000 was not material.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      We are not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 6. Exhibits and Report on Form 8-K

      None.

Number    Description
------    -----------

 27.1     Financial Data Schedule.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 14th day of November 2000.

                                 AGENCY.COM LTD.

                                 /s/ Charles Dickson
                                 -----------------------------------------------
                                 Name: Charles Dickson
                                 Title: Executive Vice President, Treasurer and
                                        Chief Financial Officer (Signing both in
                                        his capacity as Executive Vice President
                                        on behalf of the registrant and Chief
                                        Financial Officer on behalf of the
                                        registrant)

                                 /s/ Michael Jackson
                                 -----------------------------------------------
                                 Name: Michael Jackson
                                 Title: Corporate Controller (Signing in his
                                        capacity as Chief Accounting Officer of
                                        the registrant)