Form 10-K405
period 2000-12-31
AGENCY COM LTD
filed 2001-04-02
CIK 1086403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           Securities Registered Under Section 12(b) of the Act: NONE

               Securities Registered Under Section 12(g) the Act:

                               TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                       ------------------------------              ------------------------------------
                       COMMON STOCK, $0.001 PAR VALUE                   NASDAQ NATIONAL MARKET

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 38,541,506 shares of Common Stock outstanding as of March 26, 2001. The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 26, 2001 was approximately $15.1 million. Such aggregate market value is computed by reference to the last sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
                                         PART I
ITEM 1.           Business....................................................      1
ITEM 1A           Risk Factors................................................     11
ITEM 2.           Properties..................................................     20
ITEM 3.           Legal Proceedings...........................................     20
ITEM 4.           Submission of Matters to a Vote of Security Holders.........     20

                                        PART II
ITEM 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................     21
ITEM 6.           Selected Financial Data.....................................     22
ITEM 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     24
ITEM 7A.          Quantitative and Qualitative Disclosure About Market Risk...     39
ITEM 8.           Financial Statements and Supplementary Data.................     40
ITEM 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................     40

                                        PART III
ITEM 10.          Directors and Executive Officers of the Registrant..........     40
ITEM 11.          Executive Compensation......................................     40
ITEM 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................     40
ITEM 13.          Certain Relationships and Related Party Transactions........     40

                                        PART IV
ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................     41

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE USUALLY ACCOMPANIED BY WORDS SUCH AS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    AGENCY.COM Ltd. and its subsidiaries (collectively the "Company" or "AGENCY.COM") is an Internet, interactive television and mobile business professional services firm serving global markets. We provide our clients with an integrated set of strategy, creative and technology services that take them from concept to launch and operation of their interactive business. We deliver our services through our multi-disciplinary teams of strategy, creative, technology and project management specialists. These services help our clients create and enhance relationships with their customers, staff, business partners and suppliers.

    Our strategy services include advising clients on business models for their interactive businesses, devising strategies so that clients can open new online distribution and sales channels, identifying opportunities to achieve operational efficiencies by pursuing online initiatives, and planning for the operations and organization necessary to support an online business. Our creative services include advising clients on how to effectively bring their brands online, developing graphic designs and Web site structure for client Web sites, and conducting online marketing campaigns. Our technology services include recommending and installing appropriate hardware and software networks, integrating Internet and older information technology systems, and implementing electronic commerce systems to enable online sales, support and communication. Our interactive television services enable our clients to enhance relationships with their customers.

    We believe that our experience in providing Internet, interactive television and mobile business professional services enhances our ability to meet the needs of clients. Since our inception in 1995, we have provided services to more than 300 clients. Our largest clients during the year ended December 31, 2000 were Reuters, British Airways, One 2 One, Maritz and Incyte. We believe that our focus on long-term relationships with clients allows us to provide a broader and more effective range of services.

    We believe interactive services are particularly effective when used to extend and enhance the relationship that exists between a company and its customers, staff, partners and suppliers. We intend to be the Internet, interactive television and mobile business professional services firm of choice for companies comprising Business Week magazine's Global 1000, which includes companies with the largest market capitalizations worldwide.

                               INDUSTRY OVERVIEW

    Interactive technology is becoming an integral part of many people's lives. Individuals and businesses are increasingly using the Internet, interactive television and mobile business to find information, communicate and conduct business. The increasing acceptance of interactive technology has created numerous opportunities for companies that seek to grow and are challenged by highly competitive and rapidly changing markets and demands for increased efficiencies. Companies take advantage of interactive technology to strengthen customer relationships, improve operational efficiency and spur product innovation.

    We believe that companies have found that merely enabling online transactions and commerce does not ensure success in interactive business. Consumers want more than the mechanical ability to transact with a company online. They want to interact with a company that not only markets to them but also is responsive to their needs. By successfully satisfying these needs, we believe that businesses can build a long-lasting, ongoing interactive relationship that fosters customer loyalty and increases margins.

    Developing successful interactive businesses that promote interactive relationships requires a special set of capabilities. Developers of these businesses must provide integrated strategy, creative, technology and project management services. In addition, developers must have the ability to understand the needs of customers and fulfill them. Few companies possess this multi-disciplinary expertise as it is usually divided into separate information technology, marketing and planning groups. Further, companies lack the management and technical infrastructure required to develop and support interactive technology.

    Therefore, companies seeking to do business on the Internet are increasingly engaging Internet, interactive television and mobile business professional services firms to provide integrated strategy, creative, technology and project management services. We believe that companies are best served by firms that have overcome the cultural and operational challenges of integrating strategy, creative, technology and project management services into a single offering and that have a proven methodology centered on the needs of customers.

                              AGENCY.COM APPROACH

    AGENCY.COM provides a broad range of integrated services that enable businesses to use interactive technologies to develop and enhance long-term relationships with their customers. AGENCY.COM's approach includes the following key elements:

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

INTERACTIVE TECHNOLOGY FOCUS AND EXPERIENCE

    Since our founding in 1995, we have focused on interactive technologies and their implications for businesses. Our interactive technology focus allows us to best fulfill our clients' needs and continuously refine our services while staying at the forefront of interactive technology's rapid evolution.

CUSTOMER DRIVEN

    In planning, designing and deploying interactive services and strategies, we base our work on the needs of our clients' customers. We focus on our clients' customers because these individuals ultimately determine the success of our clients' interactive businesses. Our approach enables us to establish a solid and effective base from which our clients may develop their interactive relationships. We work with our clients to analyze their customers' needs to create interactive strategies best suited for the client and these customers.

RELATIONSHIPS WITH CLIENTS

    We seek to develop long-term relationships with our clients. We become familiar with their businesses and work closely with senior management to understand, predict and address our clients' evolving strategic business needs. Upon engagement, we assign to the client a dedicated multi-disciplinary team of professionals, who work with our client during each phase of the initial project and on future projects. We share our experience and knowledge with our clients to enhance their familiarity with interactive technology and its capabilities. We also establish extranets with our clients to improve the exchange of information on all ongoing projects.

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

                              AGENCY.COM STRATEGY

    AGENCY.COM's goal is to build upon our position as an international provider of Internet, interactive television and mobile business professional services. To achieve this goal, we are pursuing the following strategies:

CONTINUE TO BUILD LONG-TERM RELATIONSHIPS WITH OUR CLIENTS AND OTHER
  INTERNATIONAL COMPANIES

    We believe that strong, long-term relationships with clients yield significant benefits both to our clients and to our business. The depth and breadth of our client relationships are demonstrated by our integral involvement in developing interactive strategies, including the planning and budgeting process, for a number of our large clients. In addition, we have retainer-based relationships with a number of these clients and plan to increase the number of clients on retainer. We believe that our record of client satisfaction has contributed to an increase in the amount, scope and complexity of services requested by many of our clients. As an indication of our success, 17 of our top 20 clients in 1999 continued to engage us in 2000.

FURTHER ENHANCE OUR MULTI-DISCIPLINARY TEAM APPROACH

    Because our work requires expert knowledge of multiple disciplines, we believe that Internet, interactive television and mobile business professional services are most effective when delivered through integrated, multi-disciplinary client teams. We provide all our services through client-centered teams that include strategy, creative, technology, project management and client services professionals. Our client teams, and the culture of teamwork that they enforce, shape the overall structure and operation of our company. In order to deliver to our clients a broad range of sophisticated services on an international basis, all of our offices operate together as a single, unified organization rather than a set of competing entities. We will continue to invest in and nurture our team-based organization in order to better fulfill our clients' needs.

DEVELOP STRONG POSITIONS IN SERVICES TO BENEFIT OUR CLIENTS

    We will continue to build strong positions in services such as interactive advisory, consulting and planning services, interactive commerce and communication services and online branding and marketing services. We believe that these services provide opportunities for strong growth, and help differentiate us from our competitors. We have developed, and will continue to develop, new interactive strategies as our clients' needs evolve and as new technologies emerge. As with our current offerings, any new service that we offer to our clients will incorporate a mix of our strategy, creative and technology capabilities. Our strategies may incorporate technologies such as wireless devices and devices suited to high bandwidth Internet connections for transmission of voice, video, data and fax, known as broadband network devices.

EXTEND OUR GEOGRAPHIC REACH

    We believe that significant opportunities exist for our services beyond our current locations, including serving existing and new clients in other markets. We have expanded, and intend to continue to expand, our geographic presence in key locations based on our clients' needs and market opportunities. We plan to continue to expand primarily through organic growth along with possible targeted acquisitions. Extending our geographic reach allows us to better serve our multi-national clients by providing services locally through our regional offices while taking advantage of our international resources and knowledge base. We believe our ability to provide Internet, interactive television and mobile business professional services internationally provides us with a competitive advantage. We currently have offices located in the United States and Europe, and have resources in additional locations through our minority investments.

ATTRACT AND RETAIN THE HIGHEST QUALITY PROFESSIONALS AND FACILITATE EMPLOYEE
  DEVELOPMENT THROUGH TRAINING, CULTURE AND SUPPORT

    We believe that attracting and retaining high quality professionals is critical to our success. Our culture is an integral part of our ability to attract and retain quality professionals. We provide a stimulating and nurturing work environment to increase employee satisfaction. We will continue to invest in knowledge transfer, training and staff development resources for our employees. In addition, we offer a competitive compensation package, including broad-based equity ownership through our stock option plan and employee stock purchase plan.

ENHANCE AWARENESS OF AGENCY.COM AS AN INTERNATIONAL PROVIDER OF INTERNET,
  INTERACTIVE TELEVISION AND MOBILE BUSINESS PROFESSIONAL SERVICES

    AGENCY.COM has built a recognized brand in the Internet, interactive television and mobile business professional services market. Our internal marketing and corporate communications teams promote our brand through speaking engagements, event sponsorships, interviews and industry conferences. We receive additional promotion from media coverage and from the numerous awards we have received for our work. Our brand enables us to more effectively attract clients and employees. We seek to be the most recognized Internet, interactive television and mobile business professional services firm. Our goal is to be among the few firms that the Global 1000 consider when choosing an Internet, interactive television and mobile business professional services provider.

                              AGENCY.COM SERVICES

    We provide fully integrated Internet, interactive television and mobile business professional services to our clients that enhance the development of their interactive relationships. We conceive and implement interactive services and strategies that add value to our clients businesses. We deliver to our clients services that include strategic business planning, Web site content development, graphic design, computer programming, interactive television and mobile business services. Each client benefits from our fully integrated service offering delivered by a team of strategy, creative and technology professionals. Each engagement has a project manager who coordinates and oversees the team. The project manager reports to the relationship manager who has direct responsibility for the client relationship. The following is a description of the primary components of our service offerings:

STRATEGIC SERVICES

    AGENCY.COM helps clients translate their corporate goals and objectives into interactive strategies. We work closely with our clients to understand and analyze their businesses. We help our clients formulate and execute their interactive strategies in the context of their business and marketing goals, operational methods and success criteria. Our strategic services include assisting our clients in:

    - establishing the operational guidelines and management structure necessary to execute their interactive strategies;

    - helping clients to formulate interactive strategies to reach new customers;

    - reducing the costs of serving existing customers;

    - improving the efficiency of internal operations; and

    - promoting customer loyalty and designing appropriate and innovative ways to extend our clients' brands on the Internet, interactive television and through mobile channels.

INTERNET COMMERCE AND COMMUNICATION SERVICES

    We help our clients use the Internet as an effective means of communicating and transacting with customers. We create Internet resources such as Web sites for our clients that encompass the entire customer relationship, including:

    - introducing relevant, customized information, products and services;

    - demonstrating the benefits of their products and services and gaining customer acceptance;

    - facilitating transactions; and

    - providing ongoing service tailored to the needs of and based on the feedback from each customer.

CREATIVE SERVICES

    We assist clients in designing online resources that are easy for customers and others to use and that effectively present our clients' brands. In all of our creative work, we work closely with our clients to understand their brands and the needs of their customers. We advise clients on how they can bring their brands online in a manner consistent with their other marketing and product branding. We often create graphical elements and gauge their effectiveness through sample group testing. We often coordinate online marketing campaigns with clients' traditional advertising agencies.

SYSTEMS INTEGRATION

    We recommend and install appropriate hardware and software networks that support our clients' interactive strategies. We provide integration services to link disparate third party systems. We often integrate interactive-based technologies with our clients' older information technology systems, such as legacy and client-server systems. We also adapt and develop custom software solutions and build add-on components to our clients' existing software applications. Systems integration projects have included the integration of sales systems, accounting systems and inventory systems to function over the Internet.

INTERACTIVE TELEVISION PRACTICE GROUP ("ITV PRACTICE GROUP")

    AGENCY.COM's iTV Practice Group offers a comprehensive range of solutions supporting interactive television services and programming. This practice group was formed in late 1999 and has generated successful solutions for multiple clients across multiple broadcasting environments. Our strategy and business planning services help companies meet the challenges of the interactive TV market. We work closely with our clients in order to deliver a tailored solution that fits our clients' needs from business plans to service creation, system engineering and integration. In delivering our services, we help our clients adapt the new technologies to their businesses.

    Our interactive services enable our clients to enhance relationships with their customers. Our interactive television solutions demonstrate the depth and breadth of our experience and include: Electronic Program Guides, portals, Mosaic browsing screens, games, TV e-mail and chant news and information service, catalog and shopping services delivered across multiple platforms in multiple languages and broadcast in multiple territories. Interactive TV standards, broadcasting technologies, set-top boxes and operating systems are all gradually evolving, but at present they are complex and restrictive. Our iTV Practice Group's technical team has taken these restrictive technologies and built upon them to create robust applications, tools and software. Our mission is to improve the manner in which these technologies are implemented and by doing so, better enable our clients' ability to participate in the interactive TV marketplace. We believe that we can provide companies with a proven broadcast software infrastructure that is platform-independent. Our software framework enables broadcasters to build, test, deploy and manage live high-quality interactive TV services--making the technology a real tool for business.

    Our interactive TV services focus on three main areas:

    - crafting an engaging television experience for the target audience, using our expertise in interaction and interface design;

    - assist in conceiving or validating appropriate business models to support interactive television services and programming using our knowledge; and

    - executing and implementing software solutions by designing and deploying the technical infrastructure necessary for system operators and content providers. This includes our own tools and applications, as well as best-of-breed products from hardware and software specialists.

    Given the complexity and need for speed inherent in today's interactive TV environment, these services are supported by AGENCY.COM's longstanding core competencies in systems integration and project management.

MOBILE BUSINESS GROUP ("M-BUSINESS GROUP")

    We have been engaged with mobile channels for two years and have steadily built a portfolio of world-class mobile solutions utilizing the services of employees who are knowledgeable and experienced in the complications of the Internet--regardless of the channel in which it arrives.

    The Company's M-Business Group services range from business strategy and planning through implementation and back-end integration using custom built applications. We engage lateral thinking strategists, information architects, designers, writers and account services people who work together as a team from the beginning. We believe that we create solutions and look at them from multiple perspectives so the end product is fully integrated and dynamic.

    We execute business modeling for clients so they can develop unique value propositions in the increasingly competitive industry of mobile services. We also devise campaigns that offer customers appropriate services and messages, which are personal, location relevant and timely. We believe that our solutions can enable full personalization for lifestyle and business applications, and develop value-added services and the niche/unique offerings that brands need in this fast-moving space.

    We build mutually beneficial relationships between our clients and third parties that help to extend a client's brand in order to generate incremental revenue. We believe that we are experienced in creating the right mix and balance for clients and partners. We understand the customer experiences of mobile business and seek to optimize our clients' business applications and marketing campaigns.

    Our ability to be successful in building mobile portals will depend upon a number of factors, including our ability to understand what we believe to be the key factors behind profitable m-commerce operations, such as ensuring user security and authentication or preparing for the delivery of personal, localized applications through global-positioning and location-based services. The rapid development within the m-commerce space has the potential to present significant opportunities over the course of the next few years.

                         AGENCY.COM COMPASS METHODOLOGY

    Our "Compass" methodology guides project management and execution. We believe this methodology enables us to provide consistent quality on all engagements and maximizes the value we deliver to our clients. Compass can be employed on projects of all types, sizes and geographic boundaries. Our process follows four distinct phases: Discovery, Design, Production and Deployment. Within any phase of our methodology, we incorporate a series of steps--Check, Adjust and Assess--which ensure that our clients' expectations for quality are met in each stage. We refine our methods within Compass's four phases based on input from clients and client teams. We also integrate the best practices of the companies we acquire into Compass.

DISCOVERY

    During the Discovery phase, we assess the client's positioning and needs, with an emphasis on the client's customers, and analyze the tasks and resources required to deliver an effective interactive strategy. Based on this understanding, we develop an initial plan for designing and completing the project. AGENCY.COM works closely with the client to formulate and finalize the strategy and services to be provided.

DESIGN

    During the Design phase, we define the creative components, technical design and information architecture. These components are integrated and represented in a detailed design document, which is reviewed by the client at numerous stages. We build a prototype and conduct usability testing during this phase to ensure that the design is best suited to the client's needs. The final design document serves as a blueprint for the ensuing phases.

PRODUCTION

    During the Production phase, we develop and integrate all of the creative, technical and information components. We then test the system jointly with the client and optimize the performance of the hardware and software. At the end of this phase, we deliver to our client a product that is ready for deployment.

DEPLOYMENT

    During the Deployment phase, we formally "launch" the client's online system following all final testing and acceptance. We also educate and train our client to use and maintain the finished application and, where appropriate, transfer full control of the product to our client.

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

    Following the completion of the Deployment phase, at the request of the client, the AGENCY.COM client team often returns to the Discovery phase in order to further develop and evolve our client's interactive business.

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

SCALING INNOVATION AND CREATIVITY

    We believe that possessing a single, unified culture in all offices internationally is critical to fulfilling our business objectives. We pursue a number of initiatives to emphasize and reinforce our culture and values. We encourage regional managers to share resources across offices. Our client teams combine individuals with experience in a variety of backgrounds to collaborate, innovate and deliver services as a single unit. We instill and maintain our culture throughout our company by promoting our core values:

    - We succeed only when our clients benefit from our work.

    - We deliver excellence with the highest standards of integrity.

    - We honor the dignity and value of individuals working as a team.

    - We celebrate diversity of people, ideas and cultures.

    - We seek to grow through learning and knowledge gathering.

    - We embrace change and encourage innovation.

                              SALES AND MARKETING

    We seek to generate revenues from our existing and new clients. We continue to work with many of our early clients. We target the Global 1000 and top private companies. For the year ended December 31, 2000, no client accounted for more than 10% of our revenues.

                             EXISTING RELATIONSHIPS

    We focus on long-term relationships with our clients. To facilitate this, we assign a relationship manager to each of our clients. This relationship manager leads the client engagement and proactively works with the client to refine and further develop its interactive strategies. Our client team, led by a relationship manager, identifies areas for potential business growth and positions AGENCY.COM as the provider of these services.

                            NEW BUSINESS DEVELOPMENT

    To target new clients, we have more than 30 New Business Development professionals located in our regional offices who seek to develop relationships with companies that have businesses that can benefit from interactive services and strategies, are willing to make a significant commitment to pursuing interactive opportunities and are located in the same geographic regions as our offices.

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

                          ACQUISITIONS AND INTEGRATION

    We evaluate potential acquisitions based on strategic and geographic fit. After determining that an acquisition candidate meets one of these two criteria, we then focus on its cultural fit. We target companies that will help us become the leading global provider of Internet, interactive television and mobile business professional services. We believe that acquired companies benefit from our management expertise, international infrastructure, long-term client focus, track record, brand awareness and brand strength. We have acquired 12 companies since our founding in 1995.

                                  COMPETITION

    We compete with other providers of interactive professional services. Our market is intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to persist and intensify in the future. Our current and potential competitors include:

    - interactive professional services firms, such as Proxicom, Sapient, Razorfish, Organic, Scient, MarchFirst and Viant;

    - traditional strategic consulting firms, such as Booz-Allen & Hamilton, Boston Consulting Group and McKinsey;

    - interactive advertising agencies, such as Modem Media, Poppe Tyson and OgilvyOne;

    - professional services groups of computer equipment companies, such as Hewlett-Packard and IBM;

    - traditional systems integrators, such as Accenture (formerly Andersen Consulting), Cambridge Technology Partners, EDS and Sapient; and

    - internal resources of current or potential clients.

    We believe the principal competitive factors in our market are:

    - breadth and integration of service offerings;

    - cost and quality of service;

    - client relationships;

    - technical knowledge and creative skills;

    - reliability;

    - ability to attract and retain quality professionals;

    - brand recognition;

    - reputation; and

    - vertical industry knowledge.

    We believe that we compete favorably with respect to these factors, but cannot assure that we will continue to do so in the future.

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

    We pursue the registration of our trademarks in the United States and internationally in France, Germany, the Netherlands, Singapore, the United Kingdom and other countries in the European Community. We may not be able to secure adequate protection of our trademarks in the United States and other countries. We currently hold trademark registrations in the United States, France, Mexico, Brazil, Germany, the United Kingdom and the Netherlands for the AGENCY.COM trademark. Effective trademark protection may not be available in all of the countries in which we conduct business.

    We have also filed applications to register AGENCY.COM trademarks in Korea, Australia, New Zealand, Brazil, Singapore and the European Community. Singapore and New Zealand have raised certain objections to our application and we have submitted an appropriate response. As we begin operations in new countries, it is our intention to either file trademark applications for the AGENCY.COM trademark in these countries or rely on the protection afforded by our European Community registration in those countries where registration provides protection. To the extent that we file new applications, we cannot be assured that any of these applications will be accepted.

    Policing unauthorized use of our marks is difficult and expensive. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

    We have made it a priority to acquire patent rights for the valuable technologies and services that the Company develops at its research laboratory and other parts of the Company. Patent applications have been filed for inventions in fields including m-business, multiple digital channels and interactive systems. Additional applications are presently under development. The patent rights that may arise from those applications could help improve the Company's competitive and financial position by excluding competitors from making, using, or selling the patented inventions and could also generate revenue for the Company in licensing fees and royalties. The Company intends to continue to rigorously acquire patent rights for its key services and technologies.

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

                             OUR CORPORATE HISTORY

    We were incorporated in New York on February 10, 1995 and commenced operating as an Internet, interactive television and mobile business professional services firm. We reincorporated in Delaware on August 30, 1999. We completed our initial public offering on December 8, 1999, selling a total of 6,785,000 shares of common stock, including 885,000 shares pursuant to the exercise of the underwriters' over-allotment option.

                                   EMPLOYEES

    As of December 31, 2000, we had over 1,500 full-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and we believe our relationship with our employees is good.

                 BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company manages its business in one business segment. Information with respect to the Company's financial information by geographic area is set forth in Note 10 of the Consolidated Financial Statements of the Company filed with this report.

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

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR REVENUES COULD BE AFFECTED BY THE LOSS OF A MAJOR CLIENT

    A substantial portion of our revenue is generated from a limited number of major clients. In particular, our ten largest clients accounted for approximately 41% of our revenues for the year ended December 31, 2000. If one of our major clients discontinues or reduces the use of our services, our business, results of operations and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a materially adverse effect on our business, results of operations and financial condition.

IF CLIENTS PREMATURELY TERMINATE OR REDUCE THE SCOPE OF EXISTING CONTRACTS, OUR
  REVENUES MAY DECLINE

    Our services are often sold pursuant to short-term arrangements and most clients can reduce or cancel their contracts for our services without penalty and with little or no notice. These arrangements are in writing, are binding contracts and typically range in term from three months to one year. If a major client or a number of small clients were to terminate, significantly reduce or modify their business relationships with us, then our business, results of operations and financial condition could be materially adversely affected. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing projects.

OUR REVENUES ARE DIFFICULT TO PREDICT, WHICH COULD LEAD TO POOR OPERATING
  RESULTS

    We derive our revenues in part from fees for services generated on a project-by-project basis. These projects vary in length and complexity, as well as in the fee charged for our services. Revenues are recognized for time and materials projects as services are provided. Revenues from fixed-fee contracts are recognized as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. Our methods of recognizing revenue also vary depending on whether we enter into a retainer, time-and-materials or fixed-fee arrangement with the client. As a result, there may be significant fluctuation in the amount of revenue generated by a particular client in different periods. Aggregate quarterly results may fluctuate as well. We may be unable to adjust our cost structure quickly enough to offset unexpected revenue shortfalls due to the fact that many of our costs are fixed or are associated with commitments which cannot be immediately terminated, which could cause our operating results to suffer.

OUR PAST ACQUISITIONS MAKE EVALUATING OUR BUSINESS DIFFICULT

    Our historical results of operations do not fully give effect to the operations of the companies we have acquired. Consequently, our historical results of operations may not give you an accurate indication of how AGENCY.COM, together with these combined entities, will perform in the future.

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

IF WE FAIL TO ACCURATELY ESTIMATE COSTS OF FIXED-FEE PROJECTS, OUR OPERATING
  RESULTS MAY SUFFER

    We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The majority of our revenues are derived from time-and-materials contracts. At December 31, 2000, 18% of our revenue was derived from retainer contracts, 77% of our revenue was derived from time-and-materials contracts and 5% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time we need for these projects, which may cause the costs of completing these projects to exceed the fixed-fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense in the period in which additional anticipated costs are identified.

                    RISKS RELATED TO OUR STRATEGY AND MARKET

FAILURE TO PROPERLY MANAGE OUR OPERATIONS MAY ADVERSELY IMPACT OUR BUSINESS

    Our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to December 31, 2000, our staff increased from approximately 60 to over 1,500 employees. If we cannot effectively manage our operations, we may not be able to continue to grow, or may grow at a slower pace. In order to manage any future growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot be assured that our controls, systems or procedures will be able to support our expanding operations or that we will be able to manage both internal and acquisition-based growth effectively.

OUR BUSINESS IS SENSITIVE TO NATIONAL AND REGIONAL ECONOMIC CONDITIONS. ECONOMIC DOWNTURNS COULD HAVE AN ADVERSE IMPACT ON THE DEMAND FOR OUR SERVICES

    The market for Internet, interactive television and mobile business professional services is sensitive to national and regional economic conditions. Economic downturns could cause our clients to reduce or cease their investment in Internet-related technologies and related consulting and development services such as those we provide. For example, in February 2001, the Company announced that the demand environment for the near term was challenging. Any decrease in the demand for our services could adversely affect our operating results and financial condition. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

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

WE SOMETIMES AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS, WHICH LIMITS OUR BUSINESS OPPORTUNITIES

    We have agreed with some of our clients to limit to some extent our right to enter into business relationships with competitors of that client for a specific time period. These provisions typically prohibit us from performing a broad range of our Internet, interactive television and mobile business professional services, which we might otherwise be willing to perform for potential clients. These provisions are generally limited to six months and are sometimes further limited by office location or apply only to specific employees. These provisions may limit our ability to enter into engagements with new clients for specified periods of time. This may adversely affect our business opportunities and our revenues.

WE FACE INTENSE COMPETITION, WHICH COULD HARM OUR BUSINESS

    Our market is new, intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to intensify and increase over time because:

    - there are no substantial barriers to entering the interactive professional services market;

    - our industry is consolidating; and

    - many of our competitors are forming cooperative relationships.

    We compete against other interactive professional services firms, as well as a number of different types of companies that are not exclusively in the interactive professional services business. These competitors, which generally offer some of the interactive professional services we offer, include:

    - traditional strategic consulting firms;

    - interactive advertising agencies;

    - professional services groups of computer equipment companies;

    - traditional systems integrators; and

    - internal groups of current or potential clients.

    Many of our competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships and significantly greater financial, technical, personnel and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients, employees and strategic partners. Further, our competitors may perform interactive services that are equal or superior to our services or that achieve greater market acceptance than our services. We have no patented technology that would preclude or inhibit competitors from duplicating our services. We must rely on the skills of our personnel and the quality of our client service.

    Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

IF WE ARE UNABLE TO IDENTIFY, HIRE, TRAIN AND RETAIN HIGHLY QUALIFIED PROFESSIONALS AND RETAIN CURRENT KEY PERSONNEL, OUR BUSINESS AND GROWTH WILL SUFFER

    Our success depends on our ability to identify, hire, train and retain highly qualified professionals. These individuals are in high demand and we may not be able to attract and retain the number of highly qualified professionals that we need. Historically, we have experienced significant employee turnover. If we cannot retain, attract and hire the necessary professionals, our ability to grow, complete existing projects and bid for new projects would be adversely affected and our business, results of operations and financial condition would suffer.

    In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, Chairman, Chief Executive Officer and President, Kyle Shannon, Chief People Officer, Kevin Rowe, President-North America and Michael Mathews, President-Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations and financial condition, as well as our ability to grow.

OUR EFFORTS TO RAISE AWARENESS OF THE AGENCY.COM BRAND MAY NOT BE SUCCESSFUL, WHICH MAY LIMIT OUR ABILITY TO EXPAND OUR CLIENT BASE AND ATTRACT ACQUISITION CANDIDATES AND EMPLOYEES

    We believe that building the AGENCY.COM brand is critical for attracting and expanding our targeted client base and employees. If we do not continue to build the AGENCY.COM brand on a global basis, we may not be able to effect our strategy. We also believe that reputation and name recognition will grow in importance as the number of companies competing in the market for Internet, interactive television and mobile business professional services increases. Promotion and enhancement of our name will depend largely on our success in continuing to provide high quality, reliable and cost-effective services. If clients do not perceive our services as meeting their needs, or if we fail to market our services effectively, we will be unsuccessful in maintaining and strengthening our brand. If we fail to promote and maintain our brand, or incur excessive expenses to do so, our business, results of operations and financial condition will materially suffer.

OUR INTERNATIONAL EXPANSION STRATEGY COULD SUBJECT US TO SIGNIFICANT RISKS, MANY OF WHICH COULD HARM OUR BUSINESS

    We expect to expand our international operations and international sales and marketing efforts. We commenced operations in the United Kingdom in October 1997, France in April 1999, the Netherlands in August 1999 and Denmark in November 1999, and made minority investments in companies in Singapore in December 1998 and Korea in October 2000. Our international offices offer Internet, interactive television and mobile business professional services similar to our domestic offices. We have had limited experience in marketing, selling and distributing our services internationally, and we cannot assure you that we will be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, results of operations and financial condition, as well as our ability to grow.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADAPT APPROPRIATELY TO THE DIFFERENCES ASSOCIATED WITH OPERATING INTERNATIONALLY

    Our international operations began in October 1997, and we are focusing our international operations in Europe and Asia. We have no current plans to expand to any specific location internationally. Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets. If we do not appropriately anticipate changes and adapt our practices, our business, results of operations and financial condition could materially suffer. We face the following challenges internationally:

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

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME LESS COMPETITIVE AND OUR BUSINESS COULD SUFFER

    Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. If we cannot keep pace with these changes our services could become less competitive and our business could suffer. To achieve our goals, we need to provide strategic business and interactive services that keep pace with continuing changes in industry standards, information technology and client preferences. We may be unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements. This would materially and adversely affect our business, results of operations and financial condition.

THE MARKET FOR OUR SERVICES AND OUR REVENUE GROWTH DEPENDS ON OUR CURRENT AND POTENTIAL CLIENTS ACCEPTING AND EMPLOYING INTERACTIVE TECHNOLOGIES

    Since we expect to derive most of our revenues from providing Internet, interactive television and mobile business professional services, our future success is dependent on the increased use of interactive technologies. If interactive technologies fail to develop into a viable marketplace, or develop more slowly than expected, our business, results of operations and financial condition could materially suffer. Most of our current or potential clients have limited experience with interactive technologies and may determine that it is not an effective method for expanding their businesses. We cannot assure you that the market for interactive technologies will continue to grow or become sustainable.

    Interactive technologies may not develop into a viable commercial marketplace because of many factors, including:

    - the inadequate development of the necessary infrastructure;

    - a lack of development of complementary products (such as high speed modems and high speed communication lines); and

    - delays in the development or adoption of new standards and protocols required to handle increased levels of activity.

    The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. We cannot assure you that the Internet infrastructure will be able to support the demands placed on it by this continued growth. In addition to the Internet's uncertain ability to expand to accommodate increasing traffic, critical issues concerning the use of the Internet (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved. For example, a number of states have recently permitted telephone companies to charge increased rates for consumers connecting to the Internet. Concerns regarding these issues may affect the growth of the use of interactive technologies to solve business problems.

                       RISKS RELATED TO LEGAL UNCERTAINTY

GOVERNMENTAL REGULATIONS REGARDING INTERACTIVE SERVICES MAY BE ENACTED WHICH COULD IMPEDE OUR BUSINESS

    The legal and regulatory environment that pertains to e-commerce and interactive services may change. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly, by regulating our operations or imposing additional taxes on the services we provide, which could adversely impact our results and operations. These regulations could restrict our ability to provide our services or increase our costs of doing business.

    In addition, new laws could impact us indirectly by preventing our clients from delivering products and services over the Internet or by slowing the growth of the Internet. In particular, new laws relating to sales and other taxes, user privacy, pricing controls, consumer protection and international commerce may dampen the growth of the Internet as a communications and commercial medium. For example, a number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sales of goods and services and other Internet activities. In addition, unfavorable judicial interpretation of existing laws, here and abroad, and the adoption of new laws, here and abroad, regarding liability for libel and defamation and copyright, trademark and patent infringement may extend liability to Web site owners. If these new laws decrease the acceptance of e-commerce and other aspects of the Internet, our clients may be harmed and, as a consequence, our revenue growth and growth in demand for our services would be limited and our business, results of operations and financial condition would be adversely affected.

WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS, WHICH COULD SUBJECT US TO INCREASED EXPENSES

    Because we have employees, property and business operations in the United States, Denmark, France, the Netherlands and the United Kingdom, we are subject to the laws and the court systems of multiple jurisdictions. We may become subject to claims in foreign jurisdictions for violations of their laws. In addition, these laws may change or new laws may be enacted in the future. International litigation is often expensive, time-consuming and distracting, and could have a material adverse effect on our business, financial condition and results of operations.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BRAND

    Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We currently have three patent applications pending in the United States and in the United Kingdom, but do not have any registered patents and existing trade secret, trademark and copyright laws afford us only limited protection. It may be possible for third parties to obtain and use our intellectual property without our authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of some foreign jurisdictions may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

    Many of our engagements involve projects that are critical to the operations of our clients' businesses. If we cannot complete engagements to our clients' expectations, we could materially harm our clients' operations. This could damage our reputation, subject us to increased risk of litigation or force us to redesign the project. Any of these events could have a material adverse effect on our business, results of operations and financial condition. While our agreements with clients often limit our ability for damages arising from our rendering of services, we cannot assure you that these provisions will be enforceable in all instances or would otherwise protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. The successful assertion of one or more significant claims against us could have a material adverse effect on our business, results of operations and financial condition.

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

                          RISKS RELATED TO OUR SHARES

AS AN INTERACTIVE PROFESSIONAL SERVICES COMPANY, OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY

    The price at which our common stock trades is highly volatile and fluctuates substantially. For example, during 2000, the price of our common stock dropped significantly. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly interactive professional services companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

OUR DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATES OWN ENOUGH OF OUR SHARES TO CONTROL AGENCY.COM, WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS

    Our directors, executive officers and affiliates currently beneficially own approximately 71% of our common stock. Accordingly, these stockholders could control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. The interests of these stockholders may differ from the interests of the other stockholders. Omnicom Group, Inc. ("Omnicom"), together with its direct and indirect subsidiaries currently beneficially own approximately 38% of our common stock, allowing them to significantly influence the outcome of any matter submitted to a vote of AGENCY.COM stockholders.

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

ONE OF OUR DIRECTORS IS ALSO A DIRECTOR OF ONE OF OUR DIRECT COMPETITORS

    Gerald Bruce Redditt was one of Communicade Inc.'s ("Communicade") (a wholly-owned subsidiary of Omnicom) nominees to our Board of Directors and is currently serving on our board. Mr. Redditt is also a director of Organic, Inc., one of our direct competitors. This directorship may create actual and perceived conflicts of interest for Mr. Redditt as a result of this access to information and business opportunities possibly useful to this competitor and us.

OMNICOM HAS PROVIDED US WITH FINANCING AND IT HAS NO OBLIGATION TO RENEW OUR CREDIT FACILITY BEYOND ITS TERMINATION DATE

    We have received significant benefits from our relationship with Omnicom, our largest shareholder. In 1999, we invested substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance Inc. ("Omnicom Finance"). To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letter of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 7.6% on December 31, 2000, plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond September 30, 2001. We cannot assure you that upon termination of this facility we will be able to obtain any additional financing. As a result, our financial condition might suffer.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

    Based on shares outstanding on December 31, 2000, from time to time, a total of approximately 31.5 million additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

    Provisions in our charter and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of common and preferred stock and notice requirements for stockholder meetings, and Delaware law, regarding the ability to conduct specific types of mergers within specified time periods, may have the effect of delaying or preventing a change of control or changes in our management that stockholders may consider favorable or beneficial or that would provide stockholders with a premium to the market price of their common stock. A classified board of directors may discourage acquisitions in general and a tender offer not endorsed by our board in particular since only one-third of our directors are re-elected annually, thereby requiring two annual meetings before a majority of the directors could be replaced. The authorization of undesignated preferred stock gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

ITEM 2. PROPERTIES

    Our principal executive offices and New York operating office are currently located in a leased facility in New York, New York, consisting of an aggregate of approximately 158,000 square feet. The lease for this office space expires on April 15, 2014. We also lease space for our operations in California, Georgia, Illinois, Massachusetts, New Jersey, Oregon and Texas, as well as in Denmark, France, the Netherlands and the United Kingdom. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings. However, the Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    AGENCY.COM's common stock has been quoted on The NASDAQ National Market under the symbol ACOM since AGENCY.COM's initial public offering on December 8, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on The NASDAQ National
Market:

                            1999                                HIGH       LOW
                            ----                              --------   --------
Fourth Quarter (beginning December 8, 1999).................   $98.00     $51.00

                            2000                                HIGH       LOW
                            ----                              --------   --------
First Quarter.                                                $  56.00   $  20.00
Second Quarter..............................................   $27.13     $12.00
Third Quarter...............................................   $27.56     $14.94
Fourth Quarter..............................................   $15.25     $ 2.50

    On March 26, 2001, the last reported sale price of our common stock on The NASDAQ National Market was $1.3438. As of March 26, 2001, there were 631 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended December 31, 2000, the Company issued and sold the following securities:

    In October 1999, the Company invested $500,000 in Pictoris Interactive SA ("Pictoris") in exchange for 5% of the outstanding equity in Pictoris from its existing shareholders. In January 2000, we exercised our option to purchase the remaining 95% of Pictoris. The total consideration for the acquisition was approximately $12.4 million consisting of $8.7 million in cash and 78,954 shares of our common stock valued at approximately $46.00 per share. Pictoris operates as a separate subsidiary.

    In September 2000, the Company entered into an Agreement with Speedmount Services Limited ("Speedmount") pursuant to which the Company acquired all of the outstanding shares of Speedmount, a private company incorporated in England and Wales, in exchange for 48,832 shares of our common stock valued at approximately $14.00 per share.

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

DIVIDEND POLICY

    We have not declared or paid any cash dividends on our common stock other than a distribution to our stockholders prior to the September 1996 termination of our status as an S-corporation. The Company intends to retain all earnings, if any, to finance the growth and development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. In

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)
addition, the Company's credit facility with Omnicom prohibits the company and its subsidiaries from paying dividends. Any future determination as to payment of dividends on the common stock will depend upon the Company's future earnings, results of operations, capital requirements and financial condition and any other factors the Board of Directors of the Company may consider.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

    The selected Consolidated Balance Sheet data as of December 31, 1996, 1997 and 1998 and the selected Consolidated Statement of Operations data for the years ended December 31, 1996 and 1997 are derived from our Audited Consolidated Financial Statements not included in this report. The Selected Consolidated Balance Sheet data as of December 31, 1999 and 2000 and the Selected Consolidated Statement of Operations data for the years ended December 31, 1998, 1999 and 2000 have been derived from our Audited Consolidated Financial Statements included elsewhere in this report.

    You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the AGENCY.COM audited Consolidated Financial Statements and accompanying notes included in this report.

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
                                                               YEAR ENDED DECEMBER 31
Consolidated Statement of Operations Data:
Revenues......................................   $6,095    $12,975    $26,452    $ 87,786   $202,090
Direct salaries and costs.....................    2,217      6,200     15,930      45,458     98,953
                                                 ------    -------    -------    --------   --------
Gross profit..................................    3,878      6,775     10,522      42,328    103,137
Operating Expenses:
General and administrative (1)................      955      3,815     10,944      33,830     84,241
Sales and marketing...........................       --        528        596       4,671     12,873
Depreciation and amortization.................       61        304      1,141       4,627      7,116
Amortization of intangibles...................       --         72        893       7,783     17,243
Non-cash compensation (2).....................       --         --         --       1,239      2,366
                                                 ------    -------    -------    --------   --------
Total operating expenses......................    1,016      4,719     13,574      52,150    123,839
                                                 ------    -------    -------    --------   --------
Income (loss) from operations.................    2,862      2,056     (3,052)     (9,822)   (20,702)
Interest income (expense), net................       28         10       (360)     (2,862)     3,247
Minority Interest income (expense)............       --        167       (282)         51         --
                                                 ------    -------    -------    --------   --------
Income (loss) before provision for (benefit
  from) income taxes..........................    2,890      2,233     (3,694)    (12,633)   (17,455)
Provision for (benefit from) income taxes.....    1,388      1,051     (1,213)        246     (2,769)
                                                 ------    -------    -------    --------   --------
Net income (loss).............................   $1,502    $ 1,182    $(2,481)   $(12,879)  $(14,686)
                                                 ======    =======    =======    ========   ========
Basic net income (loss) per common share
  (3).........................................   $ 0.32    $  0.07    $ (0.15)   $  (0.53)  $  (0.41)
                                                 ======    =======    =======    ========   ========
Diluted net income (loss) per common share
  (3).........................................   $ 0.31    $  0.07    $ (0.15)   $  (0.53)  $  (0.41)
                                                 ======    =======    =======    ========   ========
Weighted average shares outstanding used in
  basic net income (loss) per common share
  calculation.................................    4,750     16,200     16,854      24,495     35,452
                                                 ======    =======    =======    ========   ========
Weighted average shares outstanding used in
  diluted net income (loss) per common share
  calculation.................................    4,797     16,297     16,854      24,495     35,452
                                                 ======    =======    =======    ========   ========

------------------------

(1) Restructuring and other costs of $12.9 million are included in 2000 general and administrative expenses. In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for Internet services. The restructuring plan included the closure of the Vail, Colorado office and other selected company-wide staff reductions.

(2) Non-cash compensation expenses for the year ended December 31, 1999 and 2000 are approximately $1.2 million and $2.4 million, respectively, which is the result of us granting approximately 1,783,000 stock options in 1999 to employees at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, was below the fair market value of our common stock. As a result of these grants, we have estimated cumulative compensation expense of $6.5 million, which will be charged over the vesting period. This will result in future non-cash compensation expense of $1.6 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2002 and $27,000 for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

(3) Basic and diluted net income or loss per share was calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS
    No. 128, the number of shares used to calculate diluted net income or loss per share is calculated in accordance with the treasury stock method. The treasury stock method is a method for calculating outstanding shares that adds to the actual number of shares outstanding additional shares issuable upon the exercise of stock options and warrants based on a calculation that assumes that any proceeds that could be obtained upon the exercise of outstanding stock options and warrants during the applicable period would be used to purchase common stock at the average market price during the period. Stock options and warrants are not included if the impact of such inclusion is antidilutive.

    The following balance sheet data are presented:

                                                   AS OF DECEMBER 31,
                                  ----------------------------------------------------
                                    1996       1997       1998       1999       2000
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash and cash equivalents.......   $  513     $  388     $  769    $ 85,035   $ 70,659
Short term investment...........       --         --         --          --      4,883
Working capital.................    1,633      4,353      1,326      87,646     71,718
Total Assets....................    4,100     11,291     24,860     226,891    254,800
Notes payable, excluding current
  portion.......................       --      2,425     11,989          --         --
Capital leases, excluding
  current installments..........       --        116        848       1,644      2,750
Total stockholders' equity......   $2,260     $3,449     $2,060    $190,693   $191,514

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company is an international Internet, interactive television and mobile business professional services firm. Our revenues have grown from $6 million in 1996 to $202 million in 2000. We achieved this growth through long-term relationships with multiple clients. For the year ended December 31, 2000, no client accounted for more than 10% of our revenues. For the year ended
December 31, 1999, one client accounted for 11.3% of our revenues. We have expanded our geographic reach to 12 cities in the United States and Europe and have made minority investments in companies based in Singapore, Korea and Miami, Florida. Please see Note 10 to the AGENCY.COM Consolidated Financial Statements for a summary of our operations by geographic area.

    We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-fee. The services performed under any of these arrangements are substantially identical.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer arrangements are indicative of our strong, long-term relationships with clients, which yield significant benefits both to our clients and to us. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer agreements may not cover the full cost of specific projects. Retainer fees represented approximately 18% of our revenues for the year ended December 31, 2000. Revenue from clients with whom we have retainer relationships represented approximately 42% of our revenues during this period. Consistent with our focus on long-term relationships, our goal is to increase our number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from current percentages.

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

    We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Fees are billed to the client over the course of the project. Revenue is only recognized when persuasive evidence of an arrangement exists, services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. We estimate the price for fixed-fee projects using the same methodology as time-and-materials projects. A member of our senior management team must first approve all fixed-fee proposals.

    Provisions for estimated losses on all three types of contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. We report revenue net of reimbursable expenses.

    Our net income decreased from $1.5 million for the year ended December 31, 1996 to a net loss of $14.7 million for the year ended December 31, 2000. This significant increase in net loss is primarily attributable to the restructuring charge and other costs we incurred in the fourth quarter of 2000 of $12.9 million, increased amortization of goodwill, customer base and workforce resulting from our acquisitions, which are amortized over a period of seven, five and three years, respectively, increased general and administrative expenses and sales and marketing expenses related to growth in our infrastructure, and increased depreciation and amortization expense from capital expenditures incurred as a result of our continued growth. The increased expenses were partially offset by gross profit on increased revenue, and interest income on cash proceeds from our initial public offering in December 1999.

    For the year ended December 31, 2000, we incurred a net loss of $14.7 million. As a result of this and prior losses, our accumulated deficit was $28.4 million at December 31, 2000. The year 2000 loss resulted primarily from the restructuring charges and other one time costs we incurred in the fourth quarter of 2000 of $12.9 million, amortization of goodwill, customer base and workforce of $17.2 million associated with our acquisitions, which are amortized over a period of seven, five and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
three years, respectively, depreciation and amortization expense of $7.1 million due to increased capital expenditures, non-cash compensation expense of $2.4 million, increased costs due to an increase in the number of billable and non-billable employees from an average for the year of approximately 680 at December 31, 1999 to approximately an average for the year of 1,420 at December 31, 2000, as a result of our decision to continue to build our infrastructure. The increased expenses were partially offset by our increased revenues.

    Included in the net loss for the year ended December 31, 2000 is non-cash compensation expense of $2.4 million, which is the result of us granting approximately 1,783,000 stock options in 1999 to employees at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants, we have estimated cumulative compensation expense of $6.5 million, which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of $1.6 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2002 and $27,000 for the year ended December 31, 2003. We did not have any stock option grants with exercise prices that were below the fair market value of our common stock prior to 1999.

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

    Our expenses include direct salaries and costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of intangible assets. Direct salaries and costs include salaries, benefits and incentive compensation of billable employees. Billable employees are full time employees. Billable employees and subcontractors whose time spent working on client projects is charged to that client at agreed upon rates are our primary source of revenue. Direct salaries and costs also include other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal and human resources costs and with respect to 2000, a restructuring charge. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures, and leasehold improvements. Amortization of intangibles expenses includes charges for the excess of purchase price over net tangible book value of acquired companies and the goodwill is amortized over a period of seven years. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

    We have achieved growth in revenues by pursuing a strategy of increasing revenues from existing lines of businesses and through augmenting existing lines of business with acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Revenue from our international operations was $19.2 million for the year ended December 31, 1999, compared to $47.7 million for the year ended
December 31, 2000. This represents an increase of 148% for the year. Net loss from international operations was $0.5 million for the year ended December 31, 1999 compared to $5.9 million for the year ended December 31, 2000. This represents an increase of 1,080% for the year. The increase in our international revenue of $28.5 million for the year ended December 31, 2000, compared to the year ended December 31, 1999 was due to the following: $3.7 million was contributed by our Paris office primarily due to our acquisition of Pictoris in January 2000, $5.0 million was contributed by our Amsterdam office which was part of our operations for a full year in 2000 versus five months in 1999 and $10.7 million was contributed by the Copenhagen office which was in our operations for a full year in 2000 versus two months in 1999. The remaining
$9.1 million of this increase is attributable to an increase in revenue from new and existing clients of our London office.

    Restructuring and other one time costs of $12.9 million are included in 2000 general and administrative expenses. In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for interactive services. The restructuring plan included the closure of the Vail, Colorado office and other selected company-wide staff reductions. Overall, the Company reduced its workforce by approximately 190 employees, 130 of which were billable consultants. In connection with the reorganization, the Company took a charge in the fourth quarter of 2000 of approximately $12.9 million, all of which is included in general and administrative expenses. Unpaid amounts of $11.1 million are included in accrued restructuring charges as of December 31, 2000.

    The restructuring charges consists of the following:

                                                              (IN MILLIONS)
                                                              -------------
Severance...................................................      $ 3.8
Office closure..............................................        3.6
Abandonment of fixed assets.................................        3.6
Other restructuring costs...................................        0.5
Other costs.................................................        1.4
                                                                  -----
                                                                  $12.9
                                                                  =====

    Included in other costs is a one time write-off of leasehold improvements associated with the Company's decision to terminate one of its leases.

ACQUISITIONS

    A key component of our overall growth strategy has been the acquisition of or investment in, complementary businesses, technologies, services and products. From inception through December 31, 2000, we acquired 12 companies and may acquire similar businesses in the future. We acquired Spiral Media, Inc. ("Spiral Media"), Online Magic Limited ("Online Magic"), Ketchum
Advertising Inc. ("Ketchum"), Web Partners (doing business as "The Primary Group"), Interactive Solutions Incorporated ("ISI"), Quadris Consulting, Inc. ("Quadris"), (Quadris became a wholly-owned subsidiary of ISI immediately prior to our acquisition of ISI), Eagle River Interactive, Inc. ("ERI"), Digital Vision Communications, Inc. ("Digital Vision"), Twinspark Interactive People B.V. ("Twinspark"), Pictoris, Interactive Traffic Inc. ("I-traffic"), Visionik A/S ("Visionik"), and Speedmount. We have also made minority investments in The EdgeMatrix PTE. LTD. ("EdgeMatrix") (formerly The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Edge Consultants PTE. LTD.), based in Singapore, AGENCY.COM Korea, based in Korea and QUAXAR.COM ("QUAXAR"), based in Miami, Florida, all of which are technology and services companies. Our growth for 2000 was not materially impacted by foreign currency fluctuations.

    All of the companies and businesses in which we have acquired a 100% ownership interest have been incorporated into our operations.

    In July 1997, we acquired 51% of Spiral Media, and in July 1998, we acquired the remaining 49%. The total consideration for the acquisition was approximately $6.2 million, consisting of a cash payment of $5.5 million, relinquishment of debt due from Spiral Media stockholders of $128,000 and the issuance of 480,626 shares of our common stock valued at $1.12 per share. As a result of this acquisition, the Company has recorded goodwill of approximately $6.1 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Spiral Media created new media services for businesses and consumers by offering Internet-based and digital media communications strategies and development for clients. Spiral Media broadened our ability to offer complex technology services, such as implementing electronic commerce systems. Spiral Media has been incorporated into the operations of our New York office.

    In October 1997, we acquired 42.5% of Online Magic and acquired the remaining equity interest in two steps in May 1998 and July 1998. As of December 31, 1998, the total consideration for the acquisition was $2.2 million. The consideration was comprised of a cash payment of $1.6 million and the issuance of 498,434 shares of our common stock valued at $1.12 per share. As a result of this acquisition, the Company has recorded goodwill of approximately $1.9 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Furthermore, the purchase agreements call for certain earn-out payments to former shareholders of Online Magic based upon the achievement of targeted operating performance of Online Magic through December 1999. In September 1999, the Company released 123,376 shares from escrow and issued them to two of the former shareholders of Online Magic as part of the earn-out payment. These shares were valued at $11.00, which was the current fair market value of the Company's stock. The total value of the shares of approximately $1.4 million was recorded as additional purchase price and is reflected as additional goodwill in the accompanying financial statements. In March 2000, the Company released the remaining 123,376 shares from escrow to the same former shareholders of Online Magic as the remaining earn-out payment. These shares were valued at $29.50, which was the current fair market value of the Company's stock at the date of the release. The total value of these shares of approximately $3.6 million was recorded as additional purchase price and was reflected as goodwill. Online Magic designed, built and managed web sites for their clients. Online Magic contributed to our growth by increasing our U.K. staff by approximately 75 people and by significantly increasing our client base in the U.K. We incorporated the U.S. operations of Online Magic into the operations of our New York office. The U.K. office of Online Magic operates as a separate subsidiary.

    In April 1998, we acquired assets from Ketchum. The consideration consisted of a cash payment of approximately $0.6 million. As a result of this acquisition, the Company has recorded goodwill of approximately $0.6 million, which is the cost in excess of net assets acquired and is being amortized over a period of seven years. Ketchum was an interactive marketing and branding agency, which developed interactive communications for clients by utilizing strategic consulting, design and production. We incorporated the operations of Ketchum into our operations and it currently operates as our San Francisco office. Ketchum contributed to our growth by expanding our presence in San Francisco.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    In August 1998, we acquired assets from The Primary Group. In consideration of the assets acquired, we paid approximately $50,000 in cash. The Primary Group focused on online marketing needs for luxury and style brands. The Primary Group contributed to our growth by increasing our client base within the fashion and retail markets. The Primary Group has been incorporated into the operations of our New York office.

    In April 1999, we acquired ISI through a merger in exchange for an aggregate of 4,171,846 shares of our common stock valued at $1.23 per share and warrants valued at $0.80 per share to purchase 3,071,248 shares of our common stock at a purchase price of $0.005 per share. The total consideration of the acquisition was approximately $8.2 million. As a result of this acquisition, the Company has recorded goodwill of approximately $15.1 million, which is the cost, plus the net liabilities assumed after the allocation to trained workforce and customer base of $1.0 million and $2.6 million, respectively. Goodwill, trained workforce and customer base are being amortized over a period of seven, three and five years, respectively. ISI created digital communications strategies to help its clients increase sales, improve communications and create brand identities. ISI contributed to our growth by increasing the complexity of our technology services, such as system integration services. It also contributed by increasing our client base in the financial services and healthcare markets and by expanding our presence in the Boston market. We incorporated the operations of ISI into our operations and it currently operates as our Boston office.

    In April 1999, we acquired ERI through a merger in exchange for an aggregate of 3,659,548 shares of our common stock valued at $1.23 per share and a warrant valued at $0.80 per share to purchase 4,328,752 shares of our common stock at a purchase price of $0.005 per share. In addition, we issued 80,690 shares of our common stock to the former President of ERI, in connection with his employment agreement with ERI. The total consideration of the acquisition was approximately $8.1 million. As a result of this acquisition, the Company has recorded goodwill of approximately $26.4 million, which is the cost, plus the net liabilities assumed after the allocation to trained workforce and customer base of $1.3 million and $3.2 million, respectively. Goodwill, trained workforce and customer base are being amortized over a period of seven, three and five years, respectively. ERI created, developed and deployed online marketing strategies to assist a variety of companies, primarily in the United States, in communicating effectively with their targeted audiences. ERI contributed to our growth by improving our project management capabilities and by expanding our presence in Chicago, Portland, Dallas and New York. We incorporated the operations of ERI into our operations and it currently operates as our Portland, Dallas and Paris offices. In addition, a portion of ERI's operations has been integrated into our New York office.

    In May 1999, we purchased all of the issued and outstanding shares of capital stock of Digital Vision for $1.1 million in cash. As a result of this acquisition, the Company has recorded goodwill of approximately $1.4 million, which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. Digital Vision was an interactive services firm that provided web site design and development. Digital Vision contributed to our growth by increasing our presence in the Chicago market. We incorporated the operations of Digital Vision into our operations and it currently operates as our Chicago office.

    In August 1999, we purchased all of the issued and outstanding shares of capital stock of Twinspark for $0.7 million in cash and 1,057,226 shares of our common stock valued at $11.00 per share, of which 1,047,226 shares were issued to the shareholders of Twinspark and 10,000 shares were issued to former employees of Twinspark, for total consideration paid as of December 31, 2000 of $12.3 million. As a result of this acquisition, the Company has recorded goodwill of approximately

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$12.2 million, which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. In January 2001, the Company issued 85,000 additional shares to the former shareholders of Twinspark for settlement of the final performance payment. This additional consideration will be recorded as goodwill in January 2001. Twinspark delivers interactive strategies to global organizations including electronic commerce and strategic consultancy, building and maintenance of Web sites, Intranet and Extranet and enterprise Web site management systems. Twinspark contributed to our growth by increasing our presence in the Dutch market. Twinspark operates as a separate subsidiary.

    In October 1999, we consummated our investment of 5% of the outstanding equity in Pictoris from its existing shareholders for $0.5 million. In
January 2000, we exercised our option to purchase the remaining 95% of Pictoris. The total consideration for the acquisition was approximately $12.4 million consisting of $8.7 million in cash and 78,954 shares of our common stock valued at approximately $46.00 per share. As a result of this acquisition, the Company recorded goodwill of approximately $13.3 million, which was the cost plus the net liabilities assumed and is being amortized over a period of seven years. Pictoris is located in Paris, France and concentrated on helping its clients develop their overall interactive strategy and helping them implement that strategy through design, programming and production of Internet sites. Pictoris operates as a separate subsidiary.

    In October 1999, we acquired I-traffic through a merger. The consideration paid to the stockholders of I-traffic totaled $12.5 million, which includes approximately $3.0 million in cash paid at closing, $1.0 million paid in January 2000, $1.8 million paid in four quarterly installments during 2000, 469,320 shares of our common stock valued at $11.00 per share, the assumption of options to purchase 160,680 shares of our common stock at $2.54 per share and the issuance of newly-granted options to purchase 60,000 shares of our common stock at $2.50 per share. The total consideration was adjusted for performance-based payments consisting of $1.8 million that were paid in 2000. As a result of this acquisition, through December 31, 2000, the Company has recorded goodwill of approximately $13.3 million, which is the cost plus the net liabilities assumed and is being amortized over a period of seven years. In addition, in January 2001, the total consideration was adjusted for approximately 307,000 shares which were issued in satisfaction of the achievement of the earn-out. These shares will be recorded as additional goodwill in January 2001. I-traffic is a full service online direct marketing company headquartered in New York, with an office in San Francisco. They provide strategic marketing services through media planning, development, tracking and the creation of affiliation programs. I-traffic will contribute to our growth by increasing the complexity of our strategy and creative services, such as advising clients on online direct marketing. I-traffic operates as a separate subsidiary.

    In November 1999, we acquired all of the issued and outstanding equity of Visionik, a company based in Denmark. The total consideration for the acquisition was $6.8 million, consisting of $0.5 million in cash and 572,000 shares of our common stock valued at $11.00 per share. As a result of this acquisition, the Company has recorded goodwill of approximately $7.7 million, which is the cost plus the net liabilities assumed in excess of the net assets acquired and is being amortized over a period of seven years. Visionik is located in Copenhagen, Denmark, and concentrates on providing complete interactive television and Internet-related services to its clients. Visionik will contribute to our growth by broadening our services to include advising clients on interactive television applications. Visionik also expanded our presence in the Danish market. Visionik operates as a separate subsidiary.

    In October 2000, the Company acquired all of the issued and outstanding shares of Speedmount, a United Kingdom company, for approximately $0.7 million in the form of equity of the Company. Speedmount's employees and other assets have been redeployed predominantly to the Company's Paris

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
offices. The acquisition of Speedmount deepens the Company's technical service offering in Europe. As a result of this acquisition, the Company recorded goodwill of approximately $0.9 million.

    We believe our acquisitions have supported our ability to grow rapidly while continually enhancing the quality of services we offer our clients. Our acquisitions have allowed us to rapidly build our base of professionals in the context of a tight labor market for experienced technical and creative professionals. From January 1, 1997, to December 31, 2000, our staff increased from approximately 60 to over 1,500 employees. The acquired entities collectively employed approximately 710 individuals at the time we acquired them.

    We evaluate acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency.

    We integrate all acquired companies into our operating organization. This integration includes business development, delivery of services, managerial and administrative support, benefits, purchasing and all other areas.

    All of our acquisitions have been accounted for using the purchase method. Under the purchase method, the financial data of the acquired entities are consolidated with our financial results from the effective dates of their acquisition. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair market values on the acquisition date. The remaining unallocated portion of the purchase price of each of the acquisitions is allocated to intangible assets, primarily goodwill, and amortized on a straight-line basis over the estimated period of benefit, which is seven years for goodwill, five years for customer base and three years for workforce. We evaluate the period of benefit on a company-by-company basis. For the year ended December 31, 1999 and 2000, amortization of intangibles expense was $7.8 million and $17.2 million, respectively. We expect to incur amortization expense on currently recorded intangibles of approximately
$18 million for the year ending December 31, 2001. We may incur additional acquisition related amortization expenses as a result of any future acquisitions.

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

INVESTMENTS

    In December 1998, the Company entered into an agreement to acquire up to 60% of EdgeMatrix in a staggered transaction. In December 1998, under this agreement, the Company acquired 12% of EdgeMatrix's outstanding shares and in July 1999, increased the investment by an additional 18%. The total cash consideration for the 30% investment was $3.1 million. Of the $3.1 million, $2.2 million of the Company's investment in EdgeMatrix represented costs in excess of 30% of EdgeMatrix's net assets. In accordance with the equity method of accounting, these costs in excess of the Company's total investment have been recorded as goodwill in the accompanying financial statements and are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
being amortized over a period of seven years. In November 2000, EdgeMatrix entered into a recapitalization agreement introducing new investors to EdgeMatrix. As a result of this recapitalization, the Company's ownership of EdgeMatrix was partially diluted. In December 2000, the Company disposed of a portion of the investment for $1.7 million. The proceeds were offset against the Company's investment in EdgeMatrix and the previously recorded goodwill. The Company currently owns approximately 19% of EdgeMatrix.

    During 2000, the Company entered into joint venture agreements with QUAXAR, a company located in Miami, FL and AGENCY.COM Korea, a company based in Korea. In addition, in October 2000, the Company entered into an agreement with Botticelli Investments (Cayman), L.P. ("Botticelli"). Botticelli is a limited partnership that invests in Israeli based technology companies. Under this agreement, the Company has committed to investing $5.0 million, subject to capital calls being made by Botticelli. As of December 31, 2000, approximately $0.9 million has been invested in Botticelli. Botticelli is a partnership founded by Omnicom and others; several of its investors are related parties of Omnicom.

RESULTS OF OPERATIONS

    The following discussion relates to our operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that each year includes revenues and expenses from new acquisitions, we believe that the operating results for 2000 are not directly comparable to the operating results for 1999 and the operating results for 1999 are not directly comparable to the operating results for 1998.

COMPARISON OF THE FISCAL YEARS 1999 AND 2000

    REVENUES. Revenues were $87.8 million in 1999 and grew to $202.1 million in 2000, an increase of 130%. $85.9 million and $28.4 million of this growth related to domestic and international operations, respectively. The total growth of $114.3 million primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. The number of clients with revenues over $100K increased from approximately 100 at December 31, 1999 to approximately 150 at December 31, 2000, the average revenues per client for our top 20 clients increased from approximately $2.6 million during the year ended December 31, 1999 to approximately $5.8 million during the year ended December 31, 2000 and the number of billable employees increased from approximately 810 at December 31, 1999 to approximately 1,180 at December 31, 2000.

    DIRECT SALARIES AND COSTS. Direct salaries and costs were $45.5 million for the year ended December 31, 1999 and grew to $99.0 million for the year ended December 31, 2000, an increase of 118%. The increase in direct salaries and costs of $53.5 million for the year ended December 31, 2000 compared to the year ended December 31, 1999 was due to an increase in the number of personnel needed to service our client engagements. For the year ended December 31, 1999 and 2000, there were an average of approximately 510 and 1,060 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs decreased from 51.8% for the year ended December 31, 1999 to 49.0% for the year ended December 31, 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $33.8 million for the year ended December 31, 1999 and grew to $84.2 million for the year ended December 31, 2000, an increase of 149%. As a percentage of revenues, general and administrative expenses increased from 38.5% for the year ended December 31, 1999 to 41.7% for the year ended December 31, 2000. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
increase in general and administrative expenses in absolute dollar terms of $50.4 million from 1999 compared to 2000 was primarily due to an increase in the yearly average of the number of non-billable employees from approximately 170 to 360, resulting in an increase in salaries and benefits of $12.6 million, an increase in facility costs of $6.7 million to support our growth and the restructuring charge and other one time costs we incurred in the fourth quarter of 2000 of $12.9 million.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$4.7 million for the year ended December 31, 1999 and grew to $12.9 million for the year ended December 31, 2000, an increase of 174%. As a percentage of revenues, sales and marketing expenses increased from 5.3% for the year ended December 31, 1999 to 6.4% for the year ended December 31, 2000. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales personnel from a yearly average of approximately 25, for the year ended December 31, 1999, to 50, for the year ended December 31, 2000 and an overall increase in our marketing and branding efforts.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $4.6 million for the year ended December 31, 1999 and grew to $7.1 million for the year ended December 31, 2000, an increase of 54%. As a percentage of revenues, depreciation and amortization represented 5.3% and 3.5% of revenues for the year ended December 31, 1999 and 2000, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets that we acquired.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $7.8 million for the year ended December 31, 1999 and grew to $17.2 million for the year ended December 31, 2000, an increase of 121%. The increase of amortization expense of $9.4 million primarily related to the impact of our 1999 acquisitions being amortized for the full year in 2000 as opposed to a partial year of amortization in 1999. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 8.9% and 8.5% of revenues for the years ended December 31, 1999 and 2000, respectively.

    NET LOSS. Net loss for 1999 was $12.9 million compared to a net loss of $14.7 million for 2000. Excluding the restructuring and other one time charge of $12.9 million in 2000, our net loss decreased from $12.9 million in 1999 to $1.8 million in 2000 primarily due to our significant increase in revenues which were offset by increased direct salaries and costs, general and administrative expenses, sales and marketing expenses, depreciation and amortization, amortization of intangibles and non-cash compensation, all of which are discussed above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE FISCAL YEARS 1998 AND 1999

    REVENUES. Revenues were $26.5 million in 1998 and grew to $87.8 million in 1999, an increase of 231%. $26.0 million, or 42%, of this growth was attributed to existing operations, of which $20.5 million and $5.5 million related to domestic and international growth, respectively. $35.3 million of this growth related to acquisitions, of which $14.4 million, $15.0 million, $2.7 million, $600,000 and $2.6 million was attributed to Eagle River Interactive, Interactive Solutions, Inc., Twinspark, Visionik and I-traffic respectively. All of the growth from acquisitions came from locations that were new to us in 1999. The $26.0 million attributed to existing operations primarily reflected increases in the number of clients, average revenues per client and the number of billable employees to meet the growing demand for our services. Our growth for 1999 was not materially impacted by foreign currency fluctuations. The number of clients increased from approximately 100 at December 31, 1998 to approximately 310 at December 31, 1999, the average revenues per client increased from approximately $267,000 during the year ended December 31, 1998 to approximately $285,000 during the year ended December 31, 1999 and the number of billable employees increased from approximately 240 at December 31, 1998 to approximately 810 at December 31, 1999. The increase to 810 billable employees consisted of 110 employees newly hired to support growing demand for Internet professional service and approximately 460 billable employees added as a result of our acquisitions during the year ended December 31, 1999.

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

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$0.6 million for the year ended December 31, 1998 and grew to $4.7 million for the year ended December 31, 1999, an increase of 683%. As a percentage of revenues, sales and marketing expenses increased from 2.3% for the year ended December 31, 1998 to 5.4% for the year ended December 31, 1999. Sales and marketing expenses increased in absolute dollar terms and as a percentage of revenues primarily as a result of the increase in the number of sales personnel and an overall increase in our marketing and branding efforts, such as an increase in the number of our marketing personnel from two to eight and increased participation in electronic commerce trade shows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $1.1 million for the year ended December 31, 1998 and grew to $4.6 million for the year ended December 31, 1999, an increase of 318%. As a percentage of revenues, depreciation and amortization represented 4.3% and 5.3% of revenues for the year ended December 31, 1998 and 1999, respectively. The increases in absolute dollar terms from year to year resulted from depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures and leasehold improvements and the depreciation of the assets of the companies that we acquired, which totaled $1,000 for the year ended December 31, 1998 as compared to $1.0 million for the year ended
December 31, 1999. We expect these expenses to continue to grow in absolute dollar terms as we continue to invest in growth and technology and training to yield more efficient operations and as a result of our acquisitions in 1999, we expect these expenses to increase in future years.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.9 million for the year ended December 31, 1998 and grew to $7.8 million for the year ended December 31, 1999, an increase of 767%. Intangible assets, which primarily include goodwill, customer base and workforce, are amortized over periods of seven, five and three years, respectively. As a percentage of revenues, amortization of intangibles represented 3.4% and 8.9% of revenues in the year ended December 31, 1998 and 1999, respectively. The increase was due to the acquisitions of ERI, ISI (including Quadris), Twinspark, I-traffic, Visionik and Digital Vision. Of this $6.9 million increase, $3.2 million was for ERI, $1.3 million for ISI, $740,000 for Quadris, $757,000 for Twinspark, $251,000 for I-traffic, $155,000 for Visionik and $137,000 for Digital Vision, and the issuance of contingent consideration to former shareholders of Online Magic resulting in additional amortization of intangibles of $356,000.

    NET LOSS. Net loss for 1998 was $2.5 million compared to a net loss of $12.9 million for 1999. For the year ended December 31, 1998, our acquisitions contributed $180,000 of profit and our continuing operations contributed
$2.7 million of net losses to our total net losses of $2.5 million. For the year ended December 31, 1999, our acquisitions contributed $(4.0) million of net losses and our continuing operations contributed $(8.9) million of net losses for a total net loss of $(12.9) million. The increase in net loss of $10.4 million between the periods was primarily attributable to amortization of intangibles of $6.9 million and depreciation and amortization of $3.5 million, both of which increased at a greater rate than our increase in revenues, both of which are discussed above.

QUARTERLY RESULTS OF OPERATIONS

    The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. We derived this data from unaudited consolidated financial statements, and in the opinion of our management, they include all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Results of operations for any previous quarter do not necessarily indicate what results may be for any future period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        AGENCY.COM LTD. AND SUBSIDIARIES
                  UNAUDITED QUARTERLY ACTUAL OPERATING RESULTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2000        2000         2000            2000
                                                   ---------   --------   -------------   ------------
Revenues.........................................   $38,505    $50,227       $57,321         $56,037
Direct salaries and costs........................    19,842     24,648        27,287          27,176
                                                    -------    -------       -------         -------
  Gross margin...................................    18,663     25,579        30,034          28,861
Operating expenses
  General and administrative.....................    14,513     17,918        19,394          32,416
  Sales and marketing............................     2,577      2,949         3,951           3,396
  Depreciation and amortization..................     1,548      1,724         1,938           1,906
  Amortization of intangibles....................     4,098      4,310         4,426           4,409
  Non-cash compensation..........................       773        773           409             411
                                                    -------    -------       -------         -------
  Total operational expenses.....................    23,509     27,674        30,118          42,538
                                                    -------    -------       -------         -------
  Loss from operations...........................    (4,846)    (2,095)          (84)        (13,677)
Interest (income)/expense/other..................    (1,014)      (758)         (810)           (665)
                                                    -------    -------       -------         -------
(Loss)/Income before provision for (benefit from)
  income taxes...................................    (3,832)    (1,337)          726         (13,012)
Provision for/(Benefit from) income taxes........       321         29           765          (3,884)
                                                    -------    -------       -------         -------
Net loss.........................................   $(4,153)   $(1,366)      $   (39)        $(9,128)
                                                    =======    =======       =======         =======
Per share information:
  Net loss per common share
    Basic........................................   $ (0.12)   $ (0.04)      $ (0.00)        $ (0.25)
                                                    =======    =======       =======         =======
    Diluted......................................   $ (0.12)   $ (0.04)      $ (0.00)        $ (0.25)
                                                    =======    =======       =======         =======
  Weighted average common shares used
    in computing per share amounts
    Basic........................................    34,878     35,297        35,659          35,956
                                                    =======    =======       =======         =======
    Diluted......................................    34,878     35,297        35,659          35,956
                                                    =======    =======       =======         =======
% of Revenue
Revenues.........................................       100%       100%          100%            100%
Direct salaries and costs........................        52%        49%           48%             48%
                                                    =======    =======       =======         =======
  Gross margin...................................        48%        51%           52%             52%
Operating expenses
  General and administrative.....................        37%        36%           33%             58%
  Sales and marketing............................         7%         6%            7%              6%
  Depreciation and amortization..................         4%         3%            3%              3%
  Amortization of intangibles....................        11%         9%            8%              8%
  Non-cash compensation..........................         2%         2%            1%              1%
                                                    -------    -------       -------         -------
  Total operational expenses.....................        61%        56%           52%             76%
                                                    -------    -------       -------         -------
  (Loss)/Income from operations..................       (13)%       (5)%          (0)%           (24)%
Interest (income)/expense/other..................        (3)%       (2)%          (1)%            (1)%
                                                    -------    -------       -------         -------
  Loss before provision for/(benefit from) income
    taxes........................................       (10)%       (3)%           1%            (23)%
Provision for/(Benefit from) income taxes........         1%         0%            1%             (7)%
                                                    -------    -------       -------         -------
Net loss.........................................       (11)%       (3)%          (0)%           (16)%
                                                    =======    =======       =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        AGENCY.COM LTD. AND SUBSIDIARIES
            UNAUDITED QUARTERLY ACTUAL OPERATING RESULTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1999        1999         1999            1999
                                                   ---------   --------   -------------   ------------
Revenues.........................................   $8,922     $21,467       $26,110         $31,287
Direct salaries and costs........................    4,373      10,699        13,712          16,674
                                                    ------     -------       -------         -------
  Gross margin...................................    4,549      10,768        12,398          14,613
Operating expenses
  General and administrative.....................    2,835       7,820        11,054          12,121
  Sales and marketing............................      234       1,020         1,336           2,081
  Depreciation and amortization..................    1,077         907         1,165           1,478
  Amortization of intangibles....................      310       2,025         2,352           3,096
  Non-cash compensation..........................       --          --            --           1,239
                                                    ------     -------       -------         -------
  Total operational expenses.....................    4,456      11,772        15,907          20,015
                                                    ------     -------       -------         -------
  Income/(Loss) from operations..................       93      (1,004)       (3,509)         (5,402)
Interest expense other...........................      208         847         1,070             686
                                                    ------     -------       -------         -------
  Loss before provision for income taxes.........     (115)     (1,851)       (4,579)         (6,088)
Provision for income taxes.......................       13          40           185               8
                                                    ------     -------       -------         -------
Net loss.........................................   $ (128)    $(1,891)      $(4,764)        $(6,096)
                                                    ======     =======       =======         =======
Per share information:
  Net loss per common share
    Basic........................................   $(0.01)    $ (0.08)      $ (0.18)        $ (0.21)
                                                    ======     =======       =======         =======
    Diluted......................................   $(0.01)    $ (0.08)      $ (0.18)        $ (0.21)
                                                    ======     =======       =======         =======
  Weighted average common shares used
    in computing per share amounts
    Basic........................................   17,179      25,177        26,310          29,403
                                                    ======     =======       =======         =======
    Diluted......................................   17,179      25,177        26,310          29,403
                                                    ======     =======       =======         =======
% of Revenue
Revenues.........................................      100%        100%          100%            100%
Direct salaries and costs........................       49%         50%           53%             53%
                                                    ------     -------       -------         -------
  Gross margin...................................       51%         50%           47%             47%
Operating expenses
  General and administrative.....................       32%         37%           42%             38%
  Sales and marketing............................        3%          5%            5%              7%
  Depreciation and amortization..................       12%          4%            4%              5%
  Amortization of intangibles....................        3%          9%            9%             10%
  Non-cash compensation..........................        0%          0%            0%              4%
                                                    ------     -------       -------         -------
  Total operational expenses.....................       50%         55%           60%             64%
                                                    ------     -------       -------         -------
  Income/(loss) from operations..................        1%         (5)%         (13)%           (17)%
Interest expense/other...........................        2%          4%            4%              2%
                                                    ------     -------       -------         -------
  Loss before provision for income taxes.........       (1)%        (9)%         (17)%           (19)%
Provision for income taxes.......................        0%          0%            1%              0%
                                                    ------     -------       -------         -------
Net loss.........................................       (1)%        (9)%         (18)%           (19)%
                                                    ======     =======       =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    We have generally experienced lower growth in the first and fourth quarters of the year than in other quarters. We believe that this is due to client budget cycles.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, borrowings from Omnicom, capital leases and our initial public offering.

    At December 31, 2000, the Company had approximately $70.6 million in cash and cash equivalents and $4.9 million in certificate of deposits. For the year ended December 31, 2000, net cash provided by operating activities was approximately $9.3 million. Net cash used in investing activities was approximately $26.6 million, of which $13.1 million was related to capital expenditures, $11.6 million was primarily due to our acquisitions of Pictoris and Speedmount and $1.9 million to net additional investments. The Company had net cash provided by financing activities of approximately $2.8 million, of which $6.2 million was from proceeds from the employee stock purchase plan and exercise of stock options offset by payments on capital lease obligations of $2.2 million, the repurchase of 150,000 shares of the Company's common stock of $0.9 million and other net of $0.3 million.

    Capital expenditures of approximately $1.9 million, $12.2 million and $13.1 million for the years ended December 31, 1998, 1999 and 2000, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to the Company's growth.

    On November 4, 1999, we entered into an $85.0 million credit facility with Omnicom Finance, a wholly owned subsidiary of Omnicom, to replace our revolving credit line and consolidate all of our previously outstanding indebtedness due to Omnicom Finance. The new credit facility, which terminates on September 30, 2001, provided for a $25.0 million term loan facility, a $54.0 million revolving credit line and a real property lease credit support facility providing letters of credit and/or guarantees up to $6.0 million in the aggregate. As required by the credit facility, in December 1999, we repaid the full amounts borrowed of $77.2 million, under the term loan portion of the new credit facility. As of December 31, 2000, we did not have any borrowings outstanding on our $54.0 million revolving credit line with Omnicom Finance. This credit facility bears interest at Omnicom's commercial paper rate plus 1.25%. As of December 31, 2000, Omnicom's commercial paper rate was 7.6%. As of December 31, 2000, Omnicom Finance has incurred obligations totaling approximately
$5.1 million in connection with the issuance of a lease guaranty of our lease of our New York facility. We pay to Omnicom Finance a fee equal to 0.5% per annum of the aggregate outstanding amount of such lease guaranty obligation. The credit facility is secured by substantially all of our assets, including the shares of our subsidiaries, is guaranteed by our domestic subsidiaries and prohibits us and our subsidiaries from paying dividends other than in shares of our stock. The credit facility requires compliance with a number of covenants, including restrictions on asset sales, liens, the incurrence of debt, making of loans and the repurchase, redemption or other acquisition of our stock.

    In December 2000, the Company secured loans in aggregate amounts of $5.5 million that were made to certain officers by a third party bank that is secured by cash of approximately $5.0 million. In return for this transaction, the officers indemnified the Company and pledged to the Company approximately
1.6 million shares of common stock they held in the Company.

    To date, our main sources of liquidity have been cash from operations, borrowings from Omnicom and our proceeds from our initial public offering. We believe that on a short-term basis we will have sufficient funds for working capital, capital expenditures from our existing working capital and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
increased cash flow from operations resulting from the collection of outstanding accounts receivable and the billing and collection of unbilled charges. We believe that on a long-term basis our liquidity will be funded, if necessary, from additional equity financing or borrowings under our credit facility. We believe that our current cash, cash equivalents and short-term investments, available borrowings under our credit facility and the net proceeds from our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The adoption of SAB 101, as amended by SAB 101B, did not have a material adverse effect on our financial position, results of operations or cash flows.

    In July 1999, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standard ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133" SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will not have a material effect on the Company's Consolidated Financial Statements.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN. 44"), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of Accounting Principles Board ("APB") Opinion No. 25". The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they also covered certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have a material adverse effect on our current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE RISK. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invested approximately $17.4 million of our cash with Omnicom Finance, a related party that is 100% owned by our largest stockholder, Omnicom, and in a certificate of deposit and money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

    FOREIGN CURRENCY RISK. We face foreign currency risks primarily as a result of the revenues we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States Dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 2000 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Consolidated Financial Statements and Financial Statement Schedule of the Company and its subsidiaries filed as part of this report and listed on the index to financial statements set forth in Item 14 of this Form 10K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In July 1998, we replaced Ernst & Young LLP and engaged Arthur Andersen LLP as our independent accountants to audit our financial statements as of, and for the period ended December 31, 1997. The decision to change independent accountants from Ernst & Young LLP to Arthur Andersen LLP was approved by our board of directors. We believe, and have been advised by Ernst & Young LLP that it concurs in this belief, that, for the period from January 1, 1996 through the date of dismissal (the entire period of its engagement), AGENCY.COM and Ernst & Young LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, that if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement. Ernst & Young LLP's report on our financial statements for the period from January 1, 1996 through December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that year there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information responsive to this Item is incorporated herein by reference to AGENCY.COM's definitive Proxy Statement for the 2001 annual meeting of our stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    Information responsive to this Item is incorporated herein by reference to AGENCY.COM's definitive Proxy Statement for the 2001 annual meeting of our stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information responsive to this Item is incorporated herein by reference to AGENCY.COM's definitive Proxy Statement for the 2001 annual meeting of our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information responsive to this Item is incorporated herein by reference to AGENCY.COM's definitive Proxy Statement for the 2001 annual meeting of our stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

       (1) Financial Statements

          The Consolidated Financial Statements as set forth in the Index to Financial Statements on page F-1 hereof, are filed as part of this report.

       (2) Financial Statement Schedule:

          The Financial Statement Schedule as set forth in the Index to Financial Statements on page F-1 hereof is filed as part of this report.

       (3) Exhibits:

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
             3.1+       Amended and Restated Certificate of Incorporation.

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

            10.1+ 1999 Stock Option/Stock Issuance Plan (as Amended Restated on October 13, 1999).*

            10.2+       Interactive Solutions Incorporated 1996 Stock Option Plan.

            10.3+       1998 Quadris Consulting, Inc. Equity Incentive Plan.*

            10.4+       Employment Agreement dated April 28, 1999, by and between
                        Chan Suh and the Registrant.*

            10.5+       Employment Agreement dated April 28, 1999, by and between
                        Kyle Shannon and the Registrant.*

            10.6+       Employment Agreement dated April 28, 1999, by and between
                        Kevin Rowe and the Registrant.*

            10.7+       Employment Agreement dated April 28, 1999, by and between
                        Kenneth Trush and the Registrant.*

            10.8+       Employment Agreement dated April 28, 1999, by and between
                        Eamonn Wilmott and the Registrant.*

            10.9+       Employment Agreement dated April 28, 1999, by and between
                        Lawrence Krakauer and the Registrant.*

           10.10+       Employment Agreement dated April 28, 1999, by and between
                        Janet Ambrosi Wertman and the Registrant.*

            10.11       Employment Agreement dated October 17, 2000, by and between
                        James Imbriaco and the Registrant.*

           10.12+ Restricted Stock Agreement, dated April 16, 1999, by and between Kevin Rowe and the Registrant.*

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
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

           10.13+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and Quadris
                        Consulting, Inc.

           10.14+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and the Registrant.

           10.15+ Agreement and Plan of Merger, dated April 28, 1999, by and between Eagle River Interactive Inc. and the Registrant.

           10.16+       Agreement dated April 27, 1999, by and between Jeffrey
                        Rayport and the Registrant.

           10.17+       Stock Purchase Agreement, dated July 23, 1999, by and
                        between Topics Interactive Factory B.V. and the Registrant, as amended.

           10.18+ Registration Rights Agreement dated November 23, 1999, by and among the Registrant and Omnicom.

           10.19+       Employment Agreement dated October 28, 1999, by and between
                        Charles Dickson and the Registrant.*

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

           10.23+       1999 Employee Stock Purchase Plan.*

           10.24+       Consulting Agreement dated November 22, 1999, by and between
                        Thomas DeLong and the Registrant.

           10.25+       Warrant Agreement, dated November 24, 1999, by and between
                        Omnicom Group Inc. and the Registrant.

           10.26+       Warrant Agreement, as amended, dated April 28, 1999, by and between Communicade, Inc. and the Registrant.

           10.27+       Lease, dated April 15, 1999, by and between 20 Place
                        Associates LLC and the Registrant.

            10.28       Separation and General Release and Consulting Agreement,
                        dated January 31, 2001, by and between Janet Ambrosi Wertman and the Registrant*

            10.29       Promissory Note, Pledge Agreement and Indemnity Agreement to
                        the Company by Chan Suh

            10.30       Promissory Note, Pledge Agreement and Indemnity Agreement to
                        the Company by Kyle Shannon

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
            10.31       Promissory Note, Pledge Agreement and Indemnity Agreement to
                        the Company by Eamonn Wilmott

            16.1+       Letter from Ernst & Young LLP re Change in Certifying
                        Accountants.

            21.1+       Subsidiaries of the Registrant.

             23.1       Consent of Arthur Andersen LLP-New York, New York.

------------------------

+ Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-986433), which was declared effective on December 8, 1999.

*   Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 28th day of March 2001.

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

                                                       AGENCY.COM LTD.

                                                       By:  /s/ MICHAEL JACKSON
                                                            -----------------------------------------
                                                            Name:  Michael Jackson
                                                            Title:   Corporate Controller (signing in
                                                            his capacity as Chief Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2001:

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------
                    /s/ CHAN SUH                       President and Chief Executive Officer, and
     -------------------------------------------         Chairman of the Board of Directors
                      Chan Suh                           (Principal Executive Officer)

                  /s/ KYLE SHANNON
     -------------------------------------------       Chief People Officer and Director
                    Kyle Shannon

                  /s/ KENNETH TRUSH
     -------------------------------------------       Executive Vice President and Director
                    Kenneth Trush

                 /s/ CHARLES DICKSON                   Executive Vice President, Treasurer and Chief
     -------------------------------------------         Financial Officer (Principal Financial
                   Charles Dickson                       Officer)

                 /s/ MICHAEL JACKSON
     -------------------------------------------       Corporate Controller (Principal Accounting
                   Michael Jackson                       Officer)

              /s/ GERALD BRUCE REDDITT
     -------------------------------------------       Director
                Gerald Bruce Redditt

                  /s/ JOHN D. WREN
     -------------------------------------------       Director
                    John D. Wren

                 /s/ JEFFREY RAYPORT
     -------------------------------------------       Director
                   Jeffrey Rayport

                  /s/ THOMAS DELONG
     -------------------------------------------       Director
                    Thomas DeLong

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AGENCY.COM LTD. AND SUBSIDIARIES

Report of Management........................................      F-2

Report of Independent Public Accountants....................      F-3

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................      F-4

Consolidated Statements of Operations for the three years
  ended December 31, 2000...................................      F-5

Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 2000.......................      F-6

Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................      F-7

Notes to Consolidated Financial Statements..................      F-8

Schedule II--Schedule of Valuation and Qualifying
  Accounts..................................................  Schedule II

                              REPORT OF MANAGEMENT

    The management of AGENCY.COM Ltd. is responsible for the integrity of the financial data reported by the Company and its subsidiaries. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, the consolidated financial position and results of operations of AGENCY.COM Ltd. and subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

           /s/ Charles Dickson                        /s/ Michael Jackson
----------------------------------------    ----------------------------------------
             Charles Dickson                            Michael Jackson
        Executive Vice President                     Corporate Controller
       and Chief Financial Officer             and Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of AGENCY.COM Ltd. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of AGENCY.COM Ltd. (a Delaware corporation) and subsidiaries, as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGENCY.COM Ltd. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts-Schedule II of this Form 10-K for the three years ended December 31, 2000 is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
February 1, 2001

                        AGENCY.COM LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS

Current Assets:
Cash and cash equivalents...................................    $ 85,035       $ 70,659
Certificate of deposit......................................          --          4,883
Accounts receivable, net of allowance for doubtful accounts
  of $5,164 and $5,144, respectively........................      23,768         32,669
Unbilled charges............................................       9,224          9,717
Prepaid expenses and other current assets...................       1,698          1,842
Other receivables...........................................          --          5,157
Due from related parties....................................         255            485
                                                                --------       --------
  Total current assets......................................     119,980        125,412
Property and equipment, net of accumulated depreciation and
  amortization of $9,325 and $14,726, respectively..........      18,554         28,300
Intangibles, net of accumulated amortization of $8,749 and
  $26,179, respectively.....................................      85,244         88,161
Deferred tax assets.........................................         547          8,705
Investments and other assets................................       2,566          4,222
                                                                --------       --------
  Total assets..............................................    $226,891       $254,800
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses.......................    $ 18,075       $ 28,262
Accrued restructuring costs.................................          --         11,086
Income taxes payable........................................       1,462          1,472
Deferred revenue............................................      10,283         10,757
Current portion of capital lease obligations................       1,511          2,117
Due to related parties......................................       1,003             --
                                                                --------       --------
  Total current liabilities.................................      32,334         53,694
                                                                ========       ========
Long-Term Liabilities:
Deferred tax liabilities....................................         482          3,389
Capital lease obligations...................................       1,644          2,750
Due to related parties......................................       1,217             --
Deferred rent...............................................         240          2,993
Other long-term liabilities.................................         281            460
                                                                --------       --------
  Total long-term liabilities...............................       3,864          9,592
                                                                --------       --------
  Total liabilities.........................................      36,198         63,286
                                                                --------       --------
Commitments and Contingencies (Note 11)
Stockholders' Equity (Note 9):
Preferred stock, $0.001 par value, 10,000,000 shares
  authorized; none issued or outstanding as of December 31,
  1999 and 2000, respectively...............................          --             --
Common stock, $0.001 par value, 200,000,000 shares
  authorized; 34,849,641 and 38,260,067 shares issued and
  34,726,265 and 38,260,067 shares outstanding at December
  31, 1999 and 2000, respectively...........................          35             38
Treasury stock, 150,000 shares at cost......................          --           (882)
Additional paid-in capital..................................     204,554        220,724
Accumulated deficit.........................................     (13,725)       (28,410)
Accumulated other comprehensive (loss) income...............        (171)            44
                                                                --------       --------
  Total stockholders' equity................................     190,693        191,514
                                                                --------       --------
  Total liabilities and stockholders' equity................    $226,891       $254,800
                                                                ========       ========

    The accompanying notes are an integral part of these consolidated balance sheets.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Revenues.................................................  $   26,452   $   87,786   $  202,090
Direct salaries and costs................................      15,930       45,458       98,953
                                                           ----------   ----------   ----------
    Gross profit.........................................      10,522       42,328      103,137
General and administrative...............................      10,944       33,830       84,241
Sales and marketing......................................         596        4,671       12,873
Depreciation and amortization............................       1,141        4,627        7,116
Amortization of intangibles..............................         893        7,783       17,243
Non-cash compensation....................................          --        1,239        2,366
                                                           ----------   ----------   ----------
    Loss from operations.................................      (3,052)      (9,822)     (20,702)
Interest (expense) / income, net.........................        (360)      (2,862)       3,247
                                                           ----------   ----------   ----------
    Loss before minority interest and income taxes.......      (3,412)     (12,684)     (17,455)
Minority interest........................................        (282)          51           --
                                                           ----------   ----------   ----------
    Loss before / (benefit from) provision for income
    taxes................................................      (3,694)     (12,633)     (17,455)
(Benefit from) / Provision for income taxes..............      (1,213)         246       (2,769)
                                                           ----------   ----------   ----------
Net loss.................................................  $   (2,481)  $  (12,879)  $  (14,686)
                                                           ==========   ==========   ==========
Per share information:
    Net loss per common share
      Basic and Diluted..................................  $    (0.15)  $    (0.53)  $    (0.41)
                                                           ==========   ==========   ==========
    Weighted average common shares used in computing per
    share amounts:
      Basic and Diluted..................................  16,854,499   24,494,603   35,451,624
                                                           ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON STOCK        TREASURY     ADDITIONAL      RETAINED     ACCUMULATED OTHER       TOTAL
                              ---------------------     STOCK       PAID-IN       EARNINGS/       COMPREHENSIVE     STOCKHOLDERS'
                                SHARES      AMOUNT     AMOUNT       CAPITAL       (DEFICIT)       (LOSS) INCOME        EQUITY
                              ----------   --------   ---------   ------------   ------------   -----------------   -------------
Balance, January 1, 1998....  16,200,000   $16,200    $      --   $  1,797,691   $  1,634,921       $     --        $  3,448,812
Common stock issued in
  connection with Spiral
  Media Inc. acquisition....     480,626       480           --        535,425             --             --             535,905
Common stock issued in
  connection with Online
  Magic Ltd. acquisition....     498,434       498           --        555,255             --             --             555,753
Capital Contribution........          --        --           --          9,899             --             --               9,899
Foreign currency translation
  adjustment................          --        --           --             --             --         (9,308)             (9,308)
Net loss....................          --        --           --             --     (2,480,980)            --          (2,480,980)
                              ----------   -------    ---------   ------------   ------------       --------        ------------
Balance, December 31,
  1998......................  17,179,060    17,178           --      2,898,270       (846,059)        (9,308)          2,060,081
Common stock issued in
  connection with Eagle
  River Interactive
  acquisition...............   3,740,238     3,740           --      4,497,584             --             --           4,501,324
Warrants issued in
  connection with Eagle
  River Interactive
  acquisition...............          --        --           --      3,428,471             --             --           3,428,471
Common stock issued in
  connection with
  Interactive Solutions
  acquisition...............   4,171,846     4,172           --      5,127,199             --             --           5,131,371
Stock options issued in
  connection with
  Interactive Solutions
  acquisition...............          --        --           --        722,191             --             --             722,191
Warrants issued in
  connection with
  Interactive Solutions
  acquisition...............          --        --           --      2,424,620             --             --           2,424,620
Common stock issued in
  connection with Twinspark
  Interactive...............   1,057,226     1,057           --     11,628,429             --             --          11,629,486
Common stock issued as
  contingent consideration
  in connection with Online
  Magic Ltd. acquisition....     123,376       123           --      1,357,794             --             --           1,357,917
Common stock issued in
  connection with Visionik
  acquisition...............     572,000       572           --      6,291,428             --             --           6,292,000
Common stock issued in
  connection with I-traffic
  acquisition...............     469,320       469           --      5,162,051             --             --           5,162,520
Stock options issued in
  connection with I-traffic
  acquisition...............          --        --           --      1,509,353             --             --           1,509,353
Sale of common stock under
  public offering, net of
  expenses..................   6,785,000     6,785           --    157,591,026             --             --         157,597,811
Foreign currency translation
  adjustment................          --        --           --             --             --       (161,968)           (161,968)
Deferred compensation.......          --        --           --      1,238,565             --             --           1,238,565
Exercise of employee stock
  options...................     628,199       628           --        677,004             --             --             677,632
Net loss....................          --        --           --             --    (12,879,050)            --         (12,879,050)
                              ----------   -------    ---------   ------------   ------------       --------        ------------
Balance, December 31,
  1999......................  34,726,265    34,724           --    204,553,985    (13,725,109)      (171,276)        190,692,324
Public offering expenses....          --        --           --       (349,219)            --             --            (349,219)
Common stock issued in
  connection with Speedmount
  acquisition...............      48,832        49           --        662,235             --             --             662,284
Common stock issued in
  connection with Pictoris
  acquisition...............      78,954        79           --      3,641,595             --             --           3,641,674
Common stock issued in
  connection with Employee
  Stock Purchase Plan.......     309,574       310           --      4,049,995             --             --           4,050,305
Common stock issued as
  contingent consideration
  in connection with Online
  Magic Ltd. acquisition....     123,376       123           --      3,639,469             --             --           3,639,592
Deferred compensation.......          --        --           --      2,366,417             --             --           2,366,417
Repurchase of common
  stock.....................          --        --     (882,190)            --             --             --            (882,190)
Foreign currency translation
  adjustment................          --        --           --             --             --        215,514             215,514
Tax benefit from exercise of
  stock options.............          --        --           --      1,000,000             --             --           1,000,000
Exercise of employee stock
  options...................     741,066       743           --      1,150,887             --             --           1,151,630
Exercise of warrants........   2,232,000     2,232           --          9,072             --             --              11,304
Net loss....................          --        --           --             --    (14,685,281)            --         (14,685,281)
                              ----------   -------    ---------   ------------   ------------       --------        ------------
Balance, December 31,
  2000......................  38,260,067   $38,260    $(882,190)  $220,724,436   $(28,410,390)      $ 44,238        $191,514,354
                              ==========   =======    =========   ============   ============       ========        ============

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash Flows from Operating Activities:
Net loss....................................................  $(2,481)   $(12,879)  $(14,686)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities--
  Allowance for doubtful accounts...........................      785         244        (20)
  Depreciation and amortization.............................    2,034      12,258     24,359
  Deferred income taxes.....................................   (1,596)       (274)    (5,251)
  Deferred rent expense.....................................       --         240      2,753
  Non-cash compensation expense.............................       --       1,239      2,366
Changes in operating assets and liabilities:
  Certificate of deposits...................................       --          --     (4,883)
  Accounts receivable.......................................       43     (14,705)    (8,429)
  Unbilled charges..........................................   (1,646)       (296)      (493)
  Prepaid expenses and other current assets.................       26        (405)      (144)
  Other receivables.........................................       --          --     (5,157)
  Due from related parties..................................      157        (255)      (230)
  Other assets..............................................     (124)        656        334
  Accounts payable and accrued expenses.....................    3,155       5,332      9,633
  Accrued restructuring costs...............................       --          --     11,086
  Income taxes payable......................................      (64)      1,267         10
  Deferred revenue..........................................       92       5,167        352
  Due to related parties....................................      454       1,313     (2,220)
  Other long-term liabilities...............................       67          68       (118)
                                                              -------    --------   --------
Net cash provided by (used in) operating activities.........      902      (1,030)     9,262
                                                              -------    --------   --------
Cash Flows from Investing Activities:
  Capital expenditures......................................   (1,884)    (12,186)   (13,110)
  Acquisitions, net of cash acquired........................   (7,699)    (10,787)   (11,566)
  Investment in affiliates..................................       --        (993)    (1,927)
                                                              -------    --------   --------
Net cash (used in) investing activities.....................   (9,583)    (23,966)   (26,603)
                                                              -------    --------   --------
Cash Flows from Financing Activities:
  Proceeds from note payable due to Omnicom.................    9,564      29,396         --
  Payments on note payable to Omnicom.......................       --     (77,213)        --
  Payments under capital lease obligations..................     (271)       (942)    (2,232)
  Net borrowings under line of credit.......................      (86)        (55)        --
  Proceeds from common stock offering, net..................       --     157,561       (349)
  Deferred registration costs...............................     (146)         --         --
  Capital contribution......................................       10          --         --
  Proceeds from Employee Stock Purchase Plan................       --          --      4,050
  Repurchase of common stock................................       --          --       (882)
  Proceeds from exercise of stock options...................       --         677      2,163
                                                              -------    --------   --------
  Net cash provided by financing activities.................    9,071     109,424      2,750
                                                              -------    --------   --------
Effect of Exchange Rate on Cash and Cash Equivalents........       (9)       (162)       215
                                                              -------    --------   --------
Net increase (decrease) in Cash and Cash Equivalents........      381      84,266    (14,376)
Cash and Cash Equivalents, beginning of year................      388         769     85,035
                                                              -------    --------   --------
Cash and Cash Equivalents, end of year......................  $   769    $ 85,035   $ 70,659
                                                              =======    ========   ========
Supplemental Disclosures of Cash Flow Information:
  Income taxes paid.........................................  $   315    $    246   $  1,044
                                                              =======    ========   ========
  Interest paid.............................................  $     2    $  2,862   $    163
                                                              =======    ========   ========
Supplemental Disclosure of Non-Cash Investing Activities:
  Equipment acquired under capital leases...................  $ 1,444    $  2,685   $  3,943
                                                              =======    ========   ========
  Retirement of fixed assets................................  $    --    $     --   $  1,927
                                                              =======    ========   ========
Supplemental Disclosure of Non-Cash Financing Activities:
  Common stock issued for acquisitions......................  $ 1,092    $ 25,379   $  7,944
                                                              =======    ========   ========
  Warrants issued for acquisitions..........................  $    --    $  5,853   $     --
                                                              =======    ========   ========
  Stock options issued for acquisitions.....................  $    --    $  2,232   $     --
                                                              =======    ========   ========
  Tax benefit from exercise of stock options................  $    --    $     --   $  1,000
                                                              =======    ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    AGENCY.COM Ltd. and its subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet, interactive television and mobile business professional services firm. The Company provides clients with an integrated set of strategy, creative and technology services that takes them from concept to launch and operation of their interactive businesses. The Company's services include: advising, consulting and planning on the strategic implications of interactive technologies for a company's business; designing creative, content, interface and information architecture elements of Internet-related resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness. In order to serve its global clients, AGENCY.COM currently has offices in New York; Atlanta; Chicago; Dallas; Portland, Oregon; San Francisco; Cambridge, Massachusetts; Woodbridge, New Jersey; London; Paris; Amsterdam and Copenhagen. AGENCY.COM also has minority investments in companies in Singapore, Korea and Miami.

    PRINCIPLES OF CONSOLIDATION

    The Consolidated Financial Statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

    The Company's investments in less than 20% owned companies in which it does not have the ability to exercise significant influence over operating and financial policies are accounted for using the cost method. As of December 31, 2000, the Company had approximately a 19% investment in The EdgeMatrix PTE. LTD. (formerly The Edge Consultants PTE. LTD.), approximately a 17% investment in AGENCY.COM Korea, and approximately a 3.7% investment in UrbanBite, all of which are accounted for under the cost method (see Note 6).

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

    REVENUE RECOGNITION

    Revenues are recognized for time and materials projects as services are provided. Revenues from fixed-fee contracts are recognized as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. Revenues are recorded on partially completed contracts to the extent that an irrevocable right to the revenue exists under each client contract. Revenue is only recognized when persuasive evidence of an arrangement exists, services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. Unbilled charges represent labor costs incurred and estimated earnings, production and other client reimbursable costs. Provisions for estimated losses on

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) uncompleted contracts are made in the period in which such losses are probable. Amounts billed, which are not yet earned, are classified as deferred revenue in the accompanying consolidated balance sheets.

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

    The Company does not recognize any revenue or expenses associated with the purchasing and reinvoicing of advertising placements in its statement of operations. As of December 31, 1999 and 2000, the Company has received approximately $4.4 million and $8.3 million, respectively, of cash advances from its customers for the purchase of advertising on Web sites.

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

    INTANGIBLE ASSETS

    Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is included in intangible assets and is presently being amortized over a period of seven years on a straight-line basis. Customer base and workforce are being amortized over a period of five years and three years, respectively, on a straight-line basis. The Company reviews its intangible assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of the intangible asset exceeds the fair value of the asset. If circumstances indicate that the carrying amount of the intangible asset that the Company expects to hold and use may not be recoverable, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the asset is the amount at which the asset could be bought or sold in a current transaction between willing parties or determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Management has evaluated the carrying values and amortization periods in the current period and has determined that no impairment currently exists. These carrying

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) values and amortization periods will be evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired.

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

    INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Through December 31, 1998, the Company elected to file its income tax returns using the cash basis of accounting. Subsequent to the year ending December 31, 1998, the Company had elected to file its income tax returns using the accrual basis of accounting.

    FOREIGN CURRENCY TRANSLATION

    All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of Stockholders' Equity in the accompanying Consolidated Financial Statements. Gains or losses resulting from foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, certificate of deposits, net accounts receivable, other receivables, due from related parties and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. The carrying amounts of capital lease obligations, including current portions, approximate fair value.

    BUSINESS CONCENTRATIONS AND CREDIT RISK

    Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. As of December 31, 2000, the Company

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maintained approximately $17.4 million of its cash and cash equivalents with Omnicom Finance Inc. ("Omnicom Finance"), a wholly-owned subsidiary of Omnicom Group Inc. ("Omnicom"), which is the largest shareholder of the Company. The remainder of the Company's cash is invested with various other financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States and Europe. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

    For the year ended December 31, 1998, 1 client accounted for 16% of total revenues.

    For the year ended December 31, 1999, 1 client accounted for 11% of total revenues.

    For the year ended December 31, 2000, no client accounted for more than 10% of total revenues.

    As of December 31, 1999, 1 client accounted for 23% of total accounts receivable and unbilled charges.

    As of December 31, 2000, 4 clients accounted for 46% of total accounts receivable and unbilled charges.

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

    Basic and Diluted EPS are the same for each of the three years ended December 31, 2000, as Diluted EPS does not include the impact of stock options and warrants then outstanding as the effect of their inclusion would be antidilutive.

    STOCK-BASED COMPENSATION

    In 1998, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," while providing the necessary pro forma disclosures as if the fair value method had been applied (Note 9).

    COMPREHENSIVE LOSS

    During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a

                        AGENCY.COM LTD. AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive loss are as follows:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                          1998           1999           2000
                                       -----------   ------------   ------------
Net loss.............................  $(2,480,980)  $(12,879,050)  $(14,685,281)
Foreign currency translation
  adjustment.........................       (9,308)      (161,968)       215,514
                                       -----------   ------------   ------------
Comprehensive loss...................  $(2,490,288)  $(13,041,018)  $(14,469,767)
                                       ===========   ============   ============

    NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The adoption of SAB 101, as amended by SAB 101B, did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

    In July 1999, the Financial Accounting Standards Board ("FASB") approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133". SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will not have a material effect on the Company's Consolidated Financial Statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN. 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". The FIN. 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have a material adverse effect on the Company's current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years Consolidated Financial Statements to conform to the current year presentation.

                        AGENCY.COM LTD. AND SUBSIDIARIES

2.  ACQUISITIONS

    SPIRAL MEDIA INC.

    In July 1997, the Company purchased 51% of the outstanding shares of Spiral Media Inc. ("Spiral Media"). The Company purchased the remaining portion of outstanding shares in July 1998. The total consideration for all of the stock acquired was approximately $6.2 million. This consideration was comprised of a cash payment of $5.5 million, relinquishment of debt due from Spiral Media stockholders totaling approximately $0.1 million and the issuance of 480,626 shares of the Company's common stock valued at $1.12 per share, which in management's opinion was the fair market value of the common stock at the date of issuance. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. As a result of this acquisition, the Company has recorded goodwill of approximately
$6.1 million, which is the cost in excess of net assets acquired and is being amortized.

    ONLINE MAGIC LIMITED

    In October 1997, the Company purchased 42.5% of the outstanding shares of Online Magic Limited ("Online Magic"), a United Kingdom company, which represented the controlling interest in Online Magic. The outstanding shares acquired were deemed to be a controlling interest, as after the investment, the Company had the ability to direct or cause the direction of the management and operating and financing policies of Online Magic. In May 1998 and July 1998, the Company acquired all of the remaining outstanding shares of Online Magic through two separate purchase agreements. The initial consideration paid was approximately $2.2 million. The consideration was comprised of a cash payment of approximately $1.6 million and the issuance of 498,434 shares of the Company's common stock value at $1.12 per share, which in management's opinion was the fair market value of the common stock at the date of issuance. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. As a result of this acquisition, the Company recorded goodwill of approximately $1.9 million, which is the cost in excess of net assets acquired. Furthermore, the purchase agreements called for certain earn-out payments to former shareholders of Online Magic based upon the achievement of targeted operating performance of Online Magic through December 1999. In September 1999, the Company released 123,376 shares from escrow and issued them to two of the former shareholders of Online Magic as part of the earn-out payment. These shares were valued at $11.00, which was the current fair market value of the Company's stock. The total value of the shares of approximately $1.4 million was recorded as additional purchase price and is reflected as additional goodwill in the accompanying consolidated financial statements. In March 2000, the Company released the remaining 123,376 shares from escrow to the same former shareholders of Online Magic as the remaining earn-out payment. These shares were valued at $29.50, which was the then fair market value of the Company's common stock at the date of release. The total value of these shares of approximately $3.6 million was considered additional purchase price and recorded as additional goodwill in the Company's consolidated financial statement.

    KETCHUM ADVERTISING INC.

    In April 1998, the Company acquired certain assets and assumed certain liabilities from Ketchum Advertising Inc. ("Ketchum"). Ketchum was a subsidiary of Omnicom, which is a significant

                        AGENCY.COM LTD. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
shareholder of the Company's common stock both directly and through a wholly-owned subsidiary. In consideration for the net assets acquired, the Company paid approximately $0.6 million in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $0.6 million.

    THE PRIMARY GROUP

    In August 1998, the Company acquired certain assets from Web Partners ("The Primary Group") and assumed certain liabilities. In consideration for the net assets acquired, the Company paid approximately $50,000 in cash. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $50,000.

    INTERACTIVE SOLUTIONS INCORPORATED AND QUADRIS CONSULTING, INC.

    In April 1999, the Company acquired all of the issued and outstanding shares of capital stock of Interactive Solutions Incorporated ("ISI") from the ISI shareholders (including Communicade Inc. ("Communicade"), a wholly-owned subsidiary of Omnicom) in exchange for an aggregate of 4,171,846 shares of the Company's common stock and a warrant to purchase 3,071,248 shares of the Company's common stock at a purchase price of $0.005 per share. Such warrant was valued at $0.80 per share and the fair value of the Company's common stock on the date of purchase was $1.23 per share, each as determined by an independent third-party valuation. In December 2000, Communicade through a wholly-owned subsidiary, exercised a portion of the warrant for 2,232,000 shares of the Company's common stock and transferred the unexercised portions of the warrant to two companies that are not affiliated with Omnicom, Communicade, or their subsidiaries.

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

    As a result of this acquisition, the Company has recorded goodwill of approximately $15.1 million, which is the cost, plus the net liabilities assumed after the allocation to workforce and customer base of $1.0 million and $2.6 million, respectively.

                        AGENCY.COM LTD. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
    EAGLE RIVER INTERACTIVE INC.

    In April 1999, the Company acquired all of the issued and outstanding shares of capital stock of Eagle River Interactive Inc. ("ERI") from Omnicom, ERI's sole shareholder, in exchange for an aggregate of 3,659,548 shares of the Company's common stock and a warrant to purchase 4,328,752 shares of the Company's common stock at a purchase price of $0.005 per share. Such warrant was valued at $0.80 per share and the fair value of the Company's common stock on the date of purchase was $1.23 per share, each as determined by an independent third-party valuation. In November 1999, Omnicom transferred a portion of this warrant to purchase 1.4 million shares to a non-affiliated third party and in December 2000, it transferred the remaining portion of the warrant to a wholly-owned subsidiary of Communicade, which then exercised part of the warrant for 2,232,000 shares of the Company's common stock and transferred the unexercised portions of the warrant to two companies that are not affiliated with Omnicom, Communicade or their subsidiaries. In addition, at this time, Omnicom caused Communicade to transfer 13,322 shares of the Company's common stock to certain participants of the ERI Key Executive Incentive Program in settlement of all obligations due under the program. 80,690 shares were issued to an executive of ERI in connection with his employment agreement. These shares have been valued at $1.23 per share, the then fair market value of the Company's common stock for a total value of approximately $0.1 million. Provided that the employee remains in continuous service with the Company, one-third of the restricted shares will automatically vest on each of the first three anniversaries of the date of grant. If the employee retires or his employment is involuntarily terminated prior to any of the first three anniversaries, the pro rata portion of the number of restricted shares that would have vested as of such termination date will vest. The Board of Directors has sole discretion to increase the number of shares that will vest on retirement or involuntary termination. The Company will amortize the fair value of the shares granted over the three-year vesting period as compensation expense.

    As a result of this acquisition, the Company has recorded goodwill of approximately $26.4 million which is the cost plus net liabilities assumed after the allocation to workforce and customer base of $1.3 million and $3.2 million, respectively.

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

    As a result of this acquisition, the Company has recorded goodwill of approximately $1.4 million, which is the cost, plus the net liabilities assumed.

    TWINSPARK INTERACTIVE PEOPLE B.V.

    In August 1999, the Company purchased all of the issued and outstanding shares of capital stock of Twinspark Interactive People B.V. ("Twinspark"), a Dutch company, for $0.7 million in cash and 1,057,226 shares of the Company's common stock valued at $11.00 per share, of which 1,047,226 shares were given to the shareholders of Twinspark and 10,000 to former employees of Twinspark, for a total aggregate purchase price of approximately $12.3 million. The Company also granted 75,000 stock

                        AGENCY.COM LTD. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
options to former employees of Twinspark at an exercise price equal to the then fair market value of the Company's common stock. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $12.2 million, which is the cost, plus the net liabilities assumed. Furthermore, the purchase agreement calls for certain earn-out payments to the former shareholders of Twinspark based upon the achievement of certain targeted operating results of Twinspark through December 1999. In January 2001, the Company issued 85,000 additional shares to the former shareholders of Twinspark in final settlement of the earn-out payment obligation. This additional consideration of $318,750 will be recorded as goodwill in January 2001.

    PICTORIS INTERACTIVE SA

    In October 1999, the Company consummated its investment of 5% of the outstanding equity in Pictoris Interactive SA ("Pictoris") from its existing shareholders for $0.5 million. In January 2000, the Company exercised its option to purchase the remaining 95% of Pictoris. The total consideration for the acquisition was approximately $12.4 million consisting of $8.7 million in cash and 78,954 shares of the Company's common stock valued at $46.12 per share. As a result of this acquisition, the Company recorded goodwill of approximately
$13.3 million, which is cost plus the net liabilities assumed.

    INTERACTIVE TRAFFIC, INC.

    In October 1999, the Company purchased all of the issued and outstanding shares of capital stock of Interactive Traffic, Inc. ("I-traffic") for approximately $3.0 million in cash at the closing, a $1.0 million payment in January 2000, 469,320 shares of the Company's common stock valued at $11.00 per share, the assumption of options to purchase 160,680 shares of the Company's common stock at an average exercise price of $2.54 per share, the issuance of newly-granted options to purchase 60,000 shares of the Company's common stock at an exercise price of $2.50 per share, which options were valued at less than the fair market value of the Company's common stock on the date of grant, valued at approximately $1.5 million, and performance-based payments of $1.8 million paid in 2000 for a total aggregate purchase price of approximately $12.5 million. As a result of this acquisition, through December 31, 2000, the Company has recorded goodwill of approximately $13.3 million, which is the cost, plus the net liabilities assumed. In addition, in January 2001, the total consideration was adjusted for approximately 307,000 shares which were issued in satisfaction of the achievement of the earn-out. 62.5% of such payment was distributed to the former shareholders of I-traffic, the balance is held in escrow pursuant to the terms of the escrow agreement. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair value on the acquisition date.

    VISIONIK A/S

    In November 1999, the Company purchased all of the issued and outstanding shares of capital stock of Visionik A/S ("Visionik"), a Danish corporation, for $0.5 million in cash and 572,000 shares of the Company's common stock valued at $11.00 per share for a total aggregate purchase price of approximately
$6.8 million. This acquisition has been accounted for under the purchase method of

                        AGENCY.COM LTD. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $7.7 million, which is the cost in excess of the net assets acquired.

    SPEEDMOUNT SERVICES LIMITED

    In October 2000, the Company acquired all of the issued and outstanding shares of Speedmount Services Limited ("Speedmount"), a United Kingdom company, for consideration of approximately $0.7 million, which was comprised of 48,832 shares of the Company's common stock valued at $13.56 per share, based upon the then fair market value. As a result of this acquisition, the Company recorded goodwill of approximately $0.9 million.

    The acquisitions described were valued based on management's estimate of the fair value of the net assets acquired at the date of acquisition. Costs in excess of net assets acquired were recorded as intangible assets. Presented below is the allocation of the purchase price among assets acquired, liabilities assumed and intangible assets.

                             SPIRAL MEDIA   ONLINE MAGIC   KETCHUM    THE PRIMARY GROUP
                             ------------   ------------   --------   -----------------
                                                   (IN THOUSANDS)
Accounts receivable........     $  402         $ 1,080       $ --            $--
Fixed assets...............        202             345         --              2
Other assets...............        132             797         --             --
Intangible assets..........      6,111           6,870        643             51
Current liabilities........       (615)         (1,313)        --             --
Long-term liabilities......        (66)           (585)        --             --
                                ------         -------       ----            ---
  Total purchase price.....     $6,166         $ 7,194       $643            $53
                                ------         -------       ----            ---

                                      ISI AND
                                      QUADRIS      ERI      DIGITAL VISION   TWINSPARK
                                      --------   --------   --------------   ---------
                                                       (IN THOUSANDS)
Accounts receivable.................  $   811    $    521       $  159        $ 1,040
Fixed assets........................    1,026       2,132           26            511
Other assets........................    2,648       2,755           --            154
Intangible assets...................   18,784      30,951        1,435         12,241
Current liabilities.................   (5,159)    (10,872)        (319)        (1,565)
Long-term liabilities...............   (9,905)    (17,407)        (202)           (52)
                                      -------    --------       ------        -------
  Total purchase price..............  $ 8,205    $  8,080       $1,099        $12,329
                                      -------    --------       ------        -------

                        AGENCY.COM LTD. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)

                                        PICTORIS   I-TRAFFIC   VISIONIK   SPEEDMOUNT
                                        --------   ---------   --------   ----------
                                                       (IN THOUSANDS)
Accounts receivable...................  $ 1,273     $ 1,369    $   686       $ --
Fixed assets..........................       --         469         46         --
Other assets..........................      178       1,713        670         --
Intangible assets.....................   13,272      13,316      7,726        855
Current liabilities...................   (2,240)     (1,810)    (2,317)        --
Long-term liabilities.................     (123)     (2,585)       (20)        --
                                        -------     -------    -------       ----
  Total purchase price................  $12,360     $12,472    $ 6,791       $855
                                        -------     -------    -------       ----

    PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

    The following unaudited pro forma consolidated statement of operations data for the year ended December 31, 1998 give effect to the acquisitions of Ketchum, Primary Group, ISI and Quadris, ERI, Digital Vision, Twinspark, I-traffic and Visionik as if each of these acquisitions had occurred on January 1, 1998. The pro forma consolidated statement of operations data for the year ended
December 31, 1999 give effect to the acquisition of ISI, ERI, Digital Vision, Twinspark, I-traffic, Visionik and Pictoris as if these acquisitions had occurred on January 1, 1999. The proforma results were not materially different actual results for year ended December 31, 2000. The proforma amounts do not include the acquisition of Speedmount as the effect would be immaterial.

    All of the following unaudited pro forma consolidated results of operations give effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1998 and January 1, 1999 and may not be indicative of future operating results.

                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
PRO FORMA:                     DECEMBER 31, 1998   DECEMBER 31, 1999   DECEMBER 31, 2000
----------                     -----------------   -----------------   -----------------
                                                    (IN THOUSANDS)
Revenues.....................       $76,130            $109,154            $202,090
Net loss.....................       (21,960)            (27,113)            (14,686)
Basic and diluted net loss
  per share..................         (0.82)              (0.92)              (0.41)

                        AGENCY.COM LTD. AND SUBSIDIARIES

3.  RELATED PARTY TRANSACTIONS

    On April 28, 1999, the Company entered into a shareholder's agreement (the "Agreement") with Omnicom. The Agreement nullified and superseded a previous shareholder's agreement dated September 12, 1996. The Agreement provided for a line of credit for working capital purposes of not less than $10.0 million at the same interest rate charged by Omnicom to its subsidiaries under the Omnicom cash management system, which was approximately 5.89%. Borrowings were secured by a first priority lien on all assets. In addition, the Agreement provided for additional financing to the Company for "new media" acquisitions at the same interest rate charged by Omnicom to its subsidiaries under the Omnicom cash management system. Interest on any such loans was to be paid quarterly on the then outstanding principal balance. Principal was to be repaid quarterly in equal installments over a five-to-ten-year period.

    In November 1999, the Company entered into a new $85 million credit facility with Omnicom Finance, a wholly-owned subsidiary of Omnicom, which replaced the Company's revolving credit lines and consolidates all of the Company's previously outstanding indebtedness due to Omnicom. The credit facility provides for a $25 million term loan, a $54 million revolving credit line and a $6.0 million lease credit support facility. As required by the credit facility the Company had to repay the amounts borrowed under the term loan portion of the new credit facility. In December 1999, the Company repaid the term loan and all amounts due under the revolving credit line with proceeds from the Company's initial public offering. The remaining amounts if any will be due in full on September 30, 2001. Currently the Company has utilized $5.0 million of the credit support facility. This credit facility bears interest at the rate of Omnicom's commercial paper rate plus 1.25% and terminates in September 2001. Any amounts borrowed under the facility will be due in full on September 30, 2001.

    At December 31, 1999 and 2000, there were no borrowings outstanding on the revolving credit line. Related interest expense under the financing arrangements was approximately $0.4 million, $2.9 million and $0, respectively, for the three years ended December 31, 2000.

    In December 2000, Omnicom transferred its warrants to purchase 2,928,752 shares of our common stock and Communicade transferred its warrants to purchase 3,071,428 shares of our common stock to a wholly-owned subsidiary of Communicade, which then exercised part of the warrant for 2,232,000 shares of our common stock and transferred the remaining unexercised portions of the warrant to two companies that are not affiliated with Omnicom, Communicade, or their subsidiaries.

    In December 2000, the Company secured loans in aggregate amounts of $5.5 million that were made to certain officers by a third party bank that is secured by cash of approximately $5.0 million. In return for this transaction, the officers indemnified the Company and pledged to the Company approximately
1.6 million shares of common stock they held in the Company.

    Included in revenue for the year ended December 31, 1999 and 2000 is approximately $0.5 million and $1.7 million, respectively, related to services provided by the Company to its largest shareholder, Omnicom. There were no such revenues for the year ended December 31, 1998. Also included in revenue for the year ended December 31, 2000 was approximately $0.9 million and $0.5 million related to services provided by the Company to Urban Desires Inc., a company owned by two of the Company's primary shareholders and Monitor Marketspace, a company owned by one of the Company's directors, respectively. At December 31, 1999 and 2000, there was approximately $0.5 million and $3.1 million included in the Company's unbilled charges and due from related parties balances in the accompanying Consolidated Financial Statements related to this revenue.

                        AGENCY.COM LTD. AND SUBSIDIARIES

3.  RELATED PARTY TRANSACTIONS (CONTINUED)
DUE FROM/TO RELATED PARTIES

    Due from related parties consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Urban Desires Inc...........................................    $255       $150
AGENCY.COM Korea............................................      --         93
EdgeMatrix..................................................      --         86
Employee Loan...............................................      --         85
Other.......................................................      --         71
                                                                ----       ----
Due from related parties....................................    $255       $485
                                                                ====       ====

    At December 31, 1999, due to related parties primarily consisted of approximately $2,128 due to shareholders and former stockholders. There were no amounts due to related parties at December 31, 2000.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
Equipment and furniture under capital leases.............  $ 3,113    $  4,866
Equipment................................................    2,098       5,022
Computer equipment.......................................   10,682      14,025
Furniture and fixtures...................................    2,954       3,497
Leasehold improvements...................................    9,032      15,616
                                                           -------    --------
Total property and equipment.............................   27,879      43,026
Less: accumulated depreciation and amortization..........   (9,325)    (14,726)
                                                           -------    --------
Property and equipment, net..............................  $18,554    $ 28,300
                                                           =======    ========

    Depreciation and amortization expense was $1,141, $4,627 and $7,116 respectively, for the three years ended December 31, 2000.

                        AGENCY.COM LTD. AND SUBSIDIARIES

5.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
                                                           -------------------
Goodwill.................................................  $85,710    $106,057
Customer base............................................    5,840       5,840
Workforce................................................    2,328       2,328
Trademark................................................      115         115
                                                           -------    --------
Gross intangible assets..................................   93,993     114,340
Less: accumulated amortization...........................   (8,749)    (26,179)
                                                           -------    --------
Intangible assets, net...................................  $85,244    $ 88,161
                                                           =======    ========

    Amortization expense was $893, $7,783 and $17,243 respectively, for the three years ended December 31, 2000.

6.  INVESTMENTS AND OTHER ASSETS

    THE EDGEMATRIX PTE. LTD.

    In December 1998, the Company entered into an agreement to acquire up to 60% of The EdgeMatrix PTE. LTD. ("EdgeMatrix") (formerly The Edge Consultants
PTE. LTD.) in a staggered transaction. In December 1998, under this agreement, the Company acquired 12% of EdgeMatrix's outstanding shares and in July 1999, increased the investment by an additional 18%. The total cash consideration for the 30% investment was $3.1 million. Of the $3.1 million, $2.2 million of the Company's investment in EdgeMatrix represented costs in excess of 30% of EdgeMatrix's net assets. In accordance with the equity method of accounting, these costs in excess of the Company's total investment have been recorded as goodwill in the accompanying financial statements and are being amortized over a period of seven years. In November 2000, EdgeMatrix entered into a recapitalization agreement introducing new investors to EdgeMatrix. As a result of this recapitalization, the Company's ownership of EdgeMatrix was partially diluted. In December 2000, the Company disposed of a portion of the investment for $1.7 million. The proceeds were offset against the Company's investment in EdgeMatrix and the previously recorded goodwill.

    During 2000, the Company entered into joint venture agreements with QUAXAR.COM, a company located in Miami, FL and AGENCY.COM Korea, a company based in Korea. In addition, in October 2000, the Company entered into a subscription agreement with Botticelli Investments (Cayman), L.P. ("Botticelli"). Botticelli is a limited partnership that invests in Israeli based technology companies. Under this agreement, the Company has committed to investing $5.0 million, subject to capital calls being made by Botticelli. As of December 31, 2000, approximately $0.9 million has been invested in Botticelli. Botticelli is a partnership founded by Omnicom and others.

                        AGENCY.COM LTD. AND SUBSIDIARIES

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Accounts payable..........................................  $ 6,203    $ 9,067
Accrued expenses..........................................   11,872     19,195
                                                            -------    -------
Accounts payable and accrued expenses, net................  $18,075    $28,262
                                                            =======    =======

8.  INCOME TAXES

    Loss before income taxes and minority interest and the (benefit from)/provision for taxes on loss consisted of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Loss before income taxes and minority interest:
  Domestic......................................  $(3,761)   $(11,983)  $(12,135)
  International.................................      349        (701)    (5,320)
                                                  -------    --------   --------
                                                  $(3,412)   $(12,684)  $(17,455)
                                                  =======    ========   ========
(Benefit from)/provision for taxes on loss:
  Current-
    Federal.....................................  $   161    $   (205)  $  3,684
    State and local.............................      105         (49)     1,205
    International...............................      122         213        557
  Deferred-
    Federal.....................................     (972)     (2,283)    (2,796)
    State and local.............................     (629)       (714)    (1,087)
    International...............................       --          --     (2,310)
    Valuation Allowance.........................       --       3,284     (2,022)
                                                  -------    --------   --------
                                                  $(1,213)   $    246   $ (2,769)
                                                  =======    ========   ========

                        AGENCY.COM LTD. AND SUBSIDIARIES

8.  INCOME TAXES (CONTINUED)
    A reconciliation of the difference between the statutory U.S. Federal Income Tax and the Company's tax (benefit)/provision is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Statutory federal income taxes (benefit)..........  $(1,194)   $(4,439)   $(6,109)
State and local taxes on income, net of federal
  income tax benefit..............................     (340)        33         13
Goodwill amortization.............................      286      1,272      4,979
Nondeductible expense.............................       30         96        184
International operations..........................       --         --        109
Other.............................................        5         --         77
Valuation allowance...............................       --      3,284     (2,022)
                                                    -------    -------    -------
(Benefit from)/provision for income taxes.........  $(1,213)   $   246    $(2,769)
                                                    =======    =======    =======

    The tax effects of temporary differences that give rise to a significant portion of the deferred income taxes are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Current deferred income tax assets (liabilities) net:
  Cash to accrual adjustments.............................  $  (182)   $(1,044)
  Restructure charges/write-offs..........................       --      2,965
  Allowance for doubtful accounts and other non-deductible
    accruals..............................................      611        793
  Goodwill amortization...................................       --      1,005
  Other...................................................       --         45
Noncurrent deferred tax asset (liabilities), net:
  Cash to accrual adjustments.............................     (364)    (2,083)
  Net operating loss......................................    3,284      5,160
  Other...................................................       --       (263)
  Valuation allowance.....................................   (3,284)    (1,262)
                                                            -------    -------
    Total deferred income taxes, net......................  $    65    $ 5,316
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

                        AGENCY.COM LTD. AND SUBSIDIARIES

8.  INCOME TAXES (CONTINUED)
    Certain of the Company's international subsidiaries generated tax loss carryforwards for local tax purposes during the year. These losses expire at various dates over the next several years. A valuation allowance has been provided against the deferred tax assets relating to certain of these tax loss carryforwards.

9.  STOCKHOLDERS' EQUITY

COMMON SHARES

    In August 1999, the certificate of incorporation was amended to increase the number of authorized shares of common stock, $0.001 par value, to 200,000,000.

INITIAL PUBLIC OFFERING

    On December 13, 1999, the Company closed its initial public offering (the "Offering") and sold an aggregate of 6,785,000 shares (including 88,000 shares subject to the underwriters' overallotment option) of the Company's common stock to the public. All of the shares of common stock sold in the Offering were sold by the Company. Net proceeds to the Company were approximately $157.6 million, after deducting underwriting discounts and commissions and expenses payable by the Company in connection with the Offering. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by the Company to Omnicom under the lines of credit provided by Omnicom.

STOCK SPLITS

    On July 15, 1998, the Board of Directors authorized a 1.8 for 1 stock split of the Company's common stock. In June 1999, the Board of Directors authorized a 2 for 1 stock split of the Company's common stock. All share and per-share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to these stock splits.

                        AGENCY.COM LTD. AND SUBSIDIARIES

9.  STOCKHOLDERS' EQUITY (CONTINUED)
STOCK OPTIONS

    A summary of stock option activity for the 1996 Plan and 1997 Plan is as follows:

                                                          1996 PLAN                   1997 PLAN
                                                  -------------------------   -------------------------
                                                                WEIGHTED                    WEIGHTED
                                                                AVERAGE                     AVERAGE
                                                   SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  --------   --------------   --------   --------------
Balance at January 1, 1998......................   309,888        0.96         332,730         1.12
Granted.........................................    96,030        1.12         148,560         1.12
Exercised.......................................        --          --              --           --
Canceled........................................   (92,520)       0.99         (20,000)        1.12
                                                  --------        ----        --------        -----
Balance at December 31, 1998....................   313,398        1.00         461,290         1.12
Granted.........................................        --          --          50,846         1.23
Exercised.......................................  (175,710)       1.01        (144,594)        1.23
Canceled........................................    (9,270)       1.12              --           --
Transferred to the 1999 Plan....................  (128,418)       0.97        (367,542)        1.13
                                                  --------        ----        --------        -----
Balance at December 31, 1999....................        --        $ --              --        $  --
                                                  ========        ====        ========        =====

AGENCY.COM 1999 PLAN

    On February 22, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan"). The 1999 Plan is divided into the following three separate equity programs:

    a) Discretionary Option Grant Program under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock.

    b) Stock Issuance Programs under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered.

    c) Automatic Option Grant Program under which eligible non-employee Board members shall automatically receive options at periodic intervals to purchase shares of common stock.

    The AGENCY.COM 1999 Plan is the successor program to the 1996 Plan and 1997 Plan. All outstanding options under the 1996 Plan and 1997 Plan were transferred to the AGENCY.COM 1999 Plan. The transferred options will continue to be governed by their existing terms. Except as otherwise noted, the transferred options have substantially the same terms as those for grants to be made under the discretionary option grant program of the AGENCY.COM 1999 Plan.

    9,676,178 shares of the Company's common stock have been authorized for issuance under the AGENCY.COM 1999 Plan, as amended. This share reserve consists of the number of shares carried over from the 1996 and 1997 Plans plus an additional increase of 8,478,266 shares. The share reserve will automatically increase on the first trading day in January each year, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the prior year, but in no event will this annual increase exceed 1,500,000 shares. As such, the share reserve was increased

                        AGENCY.COM LTD. AND SUBSIDIARIES

9.  STOCKHOLDERS' EQUITY (CONTINUED)
on the first day of trading in January 2000 by 1,045,489 shares which resulted in a total of 10,721,667 shares authorized for issuance. In addition, no participant in the AGENCY.COM 1999 Plan may be granted stock options, separately exercisable stock appreciation rights or direct stock issuances for more than 1,100,000 shares of common stock in total in any calendar year. Of the 9,676,178 and 10,721,667 shares authorized for issuance, 5,446,663 and 2,728,007 remained available for issuance at December 31, 1999 and 2000, respectively.

I-TRAFFIC 1999 PLAN

    In July 1999, I-traffic adopted the I-traffic 1999 Stock Incentive Plan (the "I-traffic 1999 Plan") under which I-traffic issued awards including shares, incentive stock or non-qualified stock options. The awards, other than incentive stock options, were granted to the I-traffic's directors, employees and consultants by I-traffic. Incentive stock options were only granted to employees of I-traffic. The maximum aggregate number of shares, which could have been issued pursuant to all awards, was 200,000.

    In accordance with the I-traffic 1999 Plan, all outstanding awards issued became fully vested and exercisable upon the acquisition of I-traffic by the Company. Upon the acquisition of I-traffic by AGENCY.COM, all options under the I-traffic 1999 Plan converted to options to acquire AGENCY.COM shares.

ISI 1996 PLAN

    The Interactive Solutions Incorporated 1996 Stock Option and Incentive Plan (the "ISI 1996 Plan"), provided for the granting of stock options to its employees. Pursuant to the ISI 1996 Plan, an aggregate of 500,000 shares of common stock was reserved for issuance. Under the ISI 1996 Plan, the optionees received from ISI options to purchase shares in ISI. Upon acquisition of ISI by AGENCY.COM, all options that were issued by ISI were under the ISI 1996 Plan were converted to options to acquire AGENCY.COM shares.

QUADRIS 1998 PLAN

    Quadris had a 1998 Stock Option and Incentive Plan (the "Quadris 1998 Plan"), that provided for the granting of 1,500,000 of options to employees of Quadris. These options which were granted by Quadris gave the optionee the right to purchase common stock of Quadris. Upon the acquisition of Interactive Solutions by AGENCY.COM, all options under the Quadris 1998 Plan converted to options to acquire AGENCY.COM shares.

                        AGENCY.COM LTD. AND SUBSIDIARIES

9.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity for the AGENCY.COM 1999 Plan, the Quadris 1998 Plan, the ISI 1996 Plan and the I-traffic 1999 Plan discussed above is as follows:

                                                                                          ALL ACTIVE PLANS
                                                                                        ---------------------
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                        AGENCY.COM    QUADRIS      ISI      I-TRAFFIC                EXERCISE
                                          SHARES       SHARES     SHARES     SHARES       SHARES      PRICE
                                        -----------   --------   --------   ---------   ----------   --------
Balance at December 31, 1998..........          --     745,730    657,082         --     1,402,812    $ 0.79
Granted...............................   4,604,283       3,518      5,326    161,499     4,774,626      6.24
Exercised.............................      (9,300)   (131,715)  (175,179)    (1,970)     (318,164)     5.23
Canceled..............................    (374,768)    (15,599)   (16,713)        --      (407,080)     5.88
Transferred from the 1996 and 1997
  Plans...............................     495,960          --         --         --       495,960      1.09
                                        ----------    --------   --------    -------    ----------    ------
Balance at December 31, 1999..........   4,716,175     601,934    470,516    159,529     5,948,154    $ 4.75
Granted...............................   4,987,756          --         --         --     4,987,756     21.86
Exercised.............................    (179,966)   (118,815)  (369,700)   (69,890)     (738,371)     1.51
Canceled..............................  (1,223,611)     (8,177)    (3,108)    (5,762)   (1,240,658)    20.05
                                        ----------    --------   --------    -------    ----------    ------
Balance at December 31, 2000..........   8,300,354     474,942     97,708     83,877     8,956,881    $12.50
                                        ==========    ========   ========    =======    ==========    ======

    The following table summarizes information on stock options outstanding and exercisable under the AGENCY.COM 1999 Plan, the Quadris 1998 Plan, the ISI 1996 Plan and the I-traffic 1999 Plan at December 31, 2000:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      --------------------------------------   --------------------------
                                                  WEIGHTED
                                                   AVERAGE       WEIGHTED                     WEIGHTED
                                                  REMAINING      AVERAGE                      AVERAGE
EXERCISE PRICE RANGE                   NUMBER       LIFE      EXERCISE PRICE    NUMBER     EXERCISE PRICE
--------------------                  ---------   ---------   --------------   ---------   --------------
$ 0.41-$ 0.45.......................    474,942      8.0          $ 0.42         240,608       $ 0.43
$ 0.86-$ 1.23.......................  2,433,253      7.8          $ 1.20       1,183,021       $ 1.18
$ 2.51-$ 3.41.......................    192,397      8.3          $ 3.00         171,062       $ 2.97
$ 3.88-$ 5.80.......................    226,795      8.4          $ 4.07         136,755       $ 4.08
$ 5.81-$ 8.63.......................  1,281,044      8.9          $ 7.81         419,213       $ 8.20
$ 8.75-$13.13.......................    348,833      9.3          $10.52          52,890       $ 9.45
$13.56-$20.31.......................  1,205,720      9.5          $17.65             450       $19.55
$20.38-$29.25.......................  2,563,161      9.0          $24.71         324,950       $26.07
$30.88-$44.00.......................    182,736      7.6          $35.91          52,400       $32.51
$51.00-$51.00.......................     48,000      9.0          $51.00          15,984       $51.00
                                      ---------      ---          ------       ---------       ------
$ 0.41-$51.00.......................  8,956,881      8.6          $12.50       2,597,333       $ 6.74
                                      =========      ===          ======       =========       ======

    The Company accounts for the stock option plans in accordance with APB
No. 25, under which no compensation cost has been recognized for stock options granted with an exercise price at or above the prevailing market price on the date of grant. Had compensation for the stock option plans been

                        AGENCY.COM LTD. AND SUBSIDIARIES

9.  STOCKHOLDERS' EQUITY (CONTINUED)
determined consistent with the provisions of SFAS No. 123, the effect on the Company's net (loss) and basic and diluted net (loss) per common share would have been the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1999           2000
                                                         ---------      ---------
                                                         (IN THOUSANDS EXCEPT PER
                                                               SHARE DATA)
Net loss, as reported..................................  $(12,879)      $(14,686)
Net loss, pro forma....................................   (17,754)       (34,819)
Basic and diluted loss per share, as reported..........     (0.53)         (0.41)
Basic and diluted loss per share, pro forma............     (0.72)         (0.98)

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                    1999             2000
                                              ----------------   -------------
Expected option lives.......................           5 years         4 years
Risk-free interest rates....................       5.00%-6.69%     4.88%-6.55%
Expected volatility.........................            73.00%          93.00%
Dividend yield..............................                0%              0%
Fair value..................................      $1.23-$26.00    $3.00-$42.25

                        AGENCY.COM LTD. AND SUBSIDIARIES

10.  GEOGRAPHIC REPORTING

    The Company began operations outside of the United States during 1997. A summary of the Company's operations by geographical area as of December 31, 1998, 1999 and 2000 and for the years ended is presented below:

                                                   UNITED STATES   INTERNATIONAL   CONSOLIDATED
                                                   -------------   -------------   ------------
                                                                  (IN THOUSANDS)
As of and for the year ended December 31, 1998:
  Revenues.......................................    $ 18,936         $ 7,516        $ 26,452
  (Loss)/income from operations..................      (3,158)            106          (3,052)
  Net loss.......................................      (2,326)           (155)         (2,481)
  Long-lived assets..............................      11,646             397          12,043
  Current assets.................................       6,460           1,648           8,108
  Investments and other assets...................       1,945               5           1,950
As of and for the year ended December 31, 1999:
  Revenues.......................................    $ 68,541         $19,245        $ 87,786
  (Loss)/income from operations..................      (9,387)           (441)         (9,822)
  Net loss.......................................     (12,417)           (462)        (12,879)
  Long-lived assets..............................     102,337           1,461         103,798
  Current assets.................................     111,296           8,684         119,980
  Investments and other assets...................       1,749             817           2,566
As of and for the year ended December 31, 2000:
  Revenues.......................................    $154,404         $47,686        $202,090
  Loss from operations...........................     (15,550)         (5,152)        (20,702)
  Net loss.......................................      (8,808)         (5,878)        (14,686)
  Long-lived assets..............................     118,583           2,364         120,946
  Current assets.................................     120,789           4,623         125,412
  Investments and other assets...................       3,656             566           4,222

11.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    As of December 31, 1999 and 2000, respectively, the Company was committed under operating leases, principally for office space and equipment, expiring through 2014. Certain leases are subject to rent reviews and require payment of expenses under immaterial escalation clauses. Rent expense was approximately $0.7 million, $4.7 million and $9.6 million, respectively, for the three years ended

                        AGENCY.COM LTD. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
December 31, 2000. Future minimum base rents under terms of noncancellable operating leases are as follows:

                                   OPERATING                      FUTURE
                                     LEASE        SUBLEASE       MINIMUM
YEAR ENDING DECEMBER 31             PAYMENTS       INCOME        PAYMENTS
-----------------------           ------------   -----------   ------------
2001............................  $ 14,439,726   $  (531,192)  $ 13,908,534
2002............................    14,665,410      (419,040)    14,246,370
2003............................    14,599,599      (362,964)    14,236,635
2004............................    12,552,868      (362,964)    12,189,904
2005............................    11,833,271            --     11,833,271
Thereafter......................    63,436,919            --     63,436,919
                                  ------------   -----------   ------------
  Total.........................  $131,527,793   $(1,676,160)  $129,851,633
                                  ============   ===========   ============

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The majority of the agreements and arrangements provide the employees with certain additional rights after a change of control (as defined) of the Company occurs. As of December 31, 2000, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company's liability would be approximately $3.8 million.

    Future minimum compensation for the Company's employment agreements are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................    $1,740,000
2002........................................................     1,245,000
2003........................................................       586,000
2004........................................................       136,000
2005........................................................        60,000

    LITIGATION

    The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

12.  CAPITAL LEASE OBLIGATIONS

    At December 31, 2000 the Company was committed under capital leases, principally for computer equipment and office equipment, expiring through 2004. The assets and liabilities under the capital leases are recorded at the lower of the present value of minimum lease payments or the fair market

                        AGENCY.COM LTD. AND SUBSIDIARIES

12.  CAPITAL LEASE OBLIGATIONS (CONTINUED)
value of the assets. The assets are depreciated over their estimated useful lives. The average interest rate on the capital leases is 5.6%.

    Future minimum payments under the lease agreements are as follows:

YEAR ENDING DECEMBER 31
-----------------------
2001........................................................  $ 2,357,282
2002........................................................    1,549,640
2003........................................................      826,514
2004........................................................      671,584
2005........................................................       14,667
                                                              -----------
  Total minimum lease payments..............................    5,419,687
Less--Amounts representing interest.........................     (553,571)
Less--Current portion.......................................   (2,116,582)
                                                              -----------
  Present value of net minimum lease payments...............  $ 2,749,534
                                                              ===========

13.  EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution plan ("the Plan") covering all of its eligible employees in the U.S. The Plan was effective from January 1, 1996 and is qualified under Section 401(k) of the Internal Revenue Code. Employees may begin participation on monthly enrollment dates provided that they have reached 21 years of age and 6 months of service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. Contribution expense was approximately $45,000, $0.7 million and $1.2 million, for the three years ended December 31, 2000.

14.  RESTRUCTURING AND OTHER COSTS

    In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for Internet services. The restructuring plan included the closure of the Vail, Colorado office and other selected company-wide staff reductions. Overall, the Company reduced its workforce by approximately 190 employees, 130 of which were billable consultants. In connection with the reorganization, the Company took a charge in the fourth quarter of 2000 of approximately $12.9 million, all of which is included in general and administrative expenses. Unpaid amounts of $11.1 million are included in accrued restructuring charges as of December 31, 2000.

                        AGENCY.COM LTD. AND SUBSIDIARIES

14.  RESTRUCTURING AND OTHER COSTS (CONTINUED)
    The restructuring charges consists of the following:

                                                  TOTAL EXPENSE   COST PAYMENT   ACCRUAL LEFT
                                                  -------------   ------------   ------------
Severance.......................................    3,768,000        413,000       3,355,000
Office Closure..................................    3,665,000         16,000       3,649,000
Abandonment of fixed assets.....................    3,620,000         11,000       3,609,000
Other Restructuring costs.......................      516,000         43,000         473,000
                                                   ----------        -------      ----------
  Total Restructuring costs.....................   11,569,000        483,000      11,086,000
                                                                     =======      ==========
Other costs.....................................    1,376,000
                                                   ----------
  Total Restructuring and other costs...........   12,945,000
                                                   ==========

    Included in other costs is a one time write-off of leasehold improvements associated with the Company's decision to terminate one of its leases.

SCHEDULE II

                        AGENCY.COM LTD. AND SUBSIDIARIES
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT     CHARGED      CHARGED
                                               BEGINNING    TO COSTS AND   TO OTHER                BALANCE AT
                                                OF YEAR       EXPENSES     ACCOUNTS   DEDUCTIONS   END OF YEAR
                                               ----------   ------------   --------   ----------   -----------
For the fiscal year ended December 31, 2000:
  Allowance for doubtful accounts............    $5,164        $  (20)      $   --    $      --      $5,144
                                                 ------        ------       ------    ---------      ------
For the fiscal year ended December 31, 1999:
  Allowance for doubtful accounts............    $  826        $1,244       $3,094    $      --      $5,164
                                                 ------        ------       ------    ---------      ------
For the fiscal year ended December 31, 1998:
  Allowance for doubtful accounts............    $   43        $  785       $   --    $       2      $  826
                                                 ------        ------       ------    ---------      ------

                                 EXHIBIT INDEX

(3) Exhibits:

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
             3.1+       Amended and Restated Certificate of Incorporation.

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

            10.1+ 1999 Stock Option/Stock Issuance Plan (as Amended Restated on October 13, 1999).*

            10.2+       Interactive Solutions Incorporated 1996 Stock Option Plan.

            10.3+       1998 Quadris Consulting, Inc. Equity Incentive Plan.*

            10.4+       Employment Agreement dated April 28, 1999, by and between
                        Chan Suh and the Registrant.*

            10.5+       Employment Agreement dated April 28, 1999, by and between
                        Kyle Shannon and the Registrant.*

            10.6+       Employment Agreement dated April 28, 1999, by and between
                        Kevin Rowe and the Registrant.*

            10.7+       Employment Agreement dated April 28, 1999, by and between
                        Kenneth Trush and the Registrant.*

            10.8+       Employment Agreement dated April 28, 1999, by and between
                        Eamonn Wilmott and the Registrant.*

            10.9+       Employment Agreement dated April 28, 1999, by and between
                        Lawrence Krakauer and the Registrant.*

           10.10+       Employment Agreement dated April 28, 1999, by and between
                        Janet Ambrosi Wertman and the Registrant.*

            10.11       Employment Agreement dated October 17, 2000, by and between
                        James Imbriaco and the Registrant.*

           10.12+ Restricted Stock Agreement, dated April 16, 1999, by and between Kevin Rowe and the Registrant.*

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

           10.13+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and Quadris
                        Consulting, Inc.

           10.14+ Agreement and Plan of Merger, dated April 28, 1999, by and between Interactive Solutions Incorporated and the Registrant.

           10.15+ Agreement and Plan of Merger, dated April 28, 1999, by and between Eagle River Interactive Inc. and the Registrant.

           10.16+       Agreement dated April 27, 1999, by and between Jeffrey
                        Rayport and the Registrant.

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
           10.17+       Stock Purchase Agreement, dated July 23, 1999, by and
                        between Topics Interactive Factory B.V. and the Registrant, as amended.

           10.18+ Registration Rights Agreement dated November 23, 1999, by and among the Registrant and Omnicom.

           10.19+       Employment Agreement dated October 28, 1999, by and between
                        Charles Dickson and the Registrant.*

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

           10.23+       1999 Employee Stock Purchase Plan.*

           10.24+       Consulting Agreement dated November 22, 1999, by and between
                        Thomas DeLong and the Registrant.

           10.25+       Warrant Agreement, dated November 24, 1999, by and between
                        Omnicom Group Inc. and the Registrant.

           10.26+       Warrant Agreement, as amended, dated April 28, 1999, by and between Communicade, Inc. and the Registrant.

           10.27+       Lease, dated April 15, 1999, by and between 20 Place
                        Associates LLC and the Registrant.

            10.28       Separation and General Release and Consulting Agreement,
                        dated January 31, 2001, by and between Janet Ambrosi Wertman and the Registrant*

            10.29       Promissory Note, Pledge Agreement and Indemnity Agreement to
                        the Company by Chan Suh

            10.30       Promissory Note, Pledge Agreement and Indemnity Agreement to
                        the Company by Kyle Shannon

            10.31       Promissory Note, Pledge Agreement and Indemnity Agreement to
                        the Company by Eamonn Wilmott

            16.1+       Letter from Ernst & Young LLP re Change in Certifying
                        Accountants.

            21.1+       Subsidiaries of the Registrant.

             23.1       Consent of Arthur Andersen LLP-New York, New York.

------------------------

+ Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-986433), which was declared effective on December 8, 1999.

*   Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    None.