Form 10-Q
period 2001-03-31
AGENCY COM LTD
filed 2001-05-15
CIK 1086403

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         COMMISSION FILE NUMBER 0-28293

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: __

  There were 38,832,317 shares of Common Stock outstanding as of May 10, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS




                                                                       PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 2000
              (audited) and March 31, 2001                               1

          Consolidated Statements of Operations
              for the Three Months Ended March 31, 2000 and 2001         2

          Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2000 and 2001         3

          Notes to Consolidated Financial Statements                     4

ITEM 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations           6

ITEM 2A.  Risk Factors                                                  10

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk    18

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                             18

ITEM 2.   Changes In Securities                                         18

ITEM 4.   Submission of Matters to a Vote of Security Holders           19

ITEM 6.   Exhibits and reports on Form 8-K                              19

Signatures                                                              20

PART I.  FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        AGENCY.COM LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,          MARCH 31,
                                                                                         2000                2001
                                                                                    -------------        ------------
                                                                                     (AUDITED)           (UNAUDITED)
                           ASSETS
Current Assets:
Cash and cash equivalents.......................................................      $70,659                $66,832
Certificate of deposits.........................................................        4,883                  4,950
Accounts receivable, net of allowances of $5,144 and $5,379, respectively.......       32,669                 24,918
Unbilled charges................................................................        7,173                  6,198
Prepaid expenses and other current assets.......................................        1,842                  3,062
Other receivables...............................................................        5,157                    986
Due from related parties........................................................        3,029                  4,060
                                                                                   ----------               --------
       Total current assets.....................................................      125,412                111,006
Property and equipment, net of accumulated depreciation and amortization of
   $14,726 and $15,220, respectively............................................       28,300                 27,978
Intangibles, net of accumulated amortization of $26,179 and $30,572,
   respectively.................................................................       88,161                 84,718
Deferred tax assets.............................................................        8,705                 12,687
Investments and other assets....................................................        4,222                  5,047
                                                                                   ----------               --------
        Total assets............................................................     $254,800               $241,436
                                                                                   ==========               ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses...........................................      $28,262                 30,088
Accrued restructuring...........................................................       11,086                  3,485
Income taxes payable............................................................        1,472                  2,532
Deferred revenue................................................................       10,757                 10,189
Current portion of capital lease obligations....................................        2,117                  2,465
                                                                                   ----------               --------
        Total current liabilities...............................................       53,694                 48,759
                                                                                   ----------               --------
Long-Term Liabilities:
Deferred tax liabilities........................................................        3,389                  3,157
Capital lease obligations.......................................................        2,750                  3,044
Deferred Rent...................................................................        2,993                  3,620
Other long-term liabilities.....................................................          460                    608
                                                                                   ----------               --------
        Total long term liabilities.............................................        9,592                 10,429
                                                                                   ----------               --------
        Total liabilities.......................................................       63,286                 59,188
                                                                                   ----------               --------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued or outstanding as of December 31, 2000 and March 31, 2001,
   respectively..................................                                          --                     --
Common stock, $0.001 par value, 200,000,000 shares authorized;
   38,260,067 and 38,671,272 shares issued; and 38,260,067 and 38,555,986 shares outstanding at December 31, 2000 and March 31, 2001,
   respectively.................................................................           38                     39
Treasury Stock, 150,000 shares at cost..........................................         (882)                  (882)
Additional paid-in capital......................................................      220,724                222,091
Accumulated Deficit.............................................................      (28,410)               (38,752)
Accumulative other comprehensive income (loss)..................................           44                   (248)
                                                                                   ----------               --------
        Total stockholders' equity..............................................      191,514                182,248
                                                                                   ----------               --------
        Total liabilities and stockholders' equity..............................     $254,800               $241,436
                                                                                   ==========               ========

The accompanying notes are an integral part of these consolidated balance sheets.


                        AGENCY.COM LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                          2000               2001
                                                                                          ----               ----
                                                                                                (UNAUDITED)
Revenues........................................................................       $38,505            $41,060
Direct salaries and costs.......................................................        19,842             23,904
                                                                                     ---------            -------
      Gross profit..............................................................        18,663             17,156
General and administrative......................................................        14,513             19,542
Sales and marketing.............................................................         2,576              4,354
Depreciation and amortization...................................................         1,548              1,996
Amortization of intangibles......................................................        4,098              4,393
Non-cash compensation............................................................          773                419
                                                                                     ---------            -------
      Loss from operations.......................................................       (4,845)           (13,548)
Interest income, net.............................................................        1,014                460
                                                                                     ---------            -------
      Loss before income taxes...................................................       (3,831)           (13,088)
Provision for (benefit from) income taxes........................................          321             (2,746)
                                                                                     ---------            -------
Net loss.........................................................................      $(4,152)          $(10,342)
                                                                                     =========           ========
Per share information:
      Net loss per common share
               Basic and diluted.................................................       $(0.12)            $(0.27)
                                                                                     =========           ========
      Weighted average common shares used in computing per share amounts:
               Basic and diluted.................................................   34,878,499         38,448,806
                                                                                    ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                2000        2001
                                                                                ----        ----
                                                                                (UNAUDITED)
Cash Flows from Operating Activities:
Net loss ................................................................   $ (4,152)   $(10,342)
Adjustments to reconcile loss to net cash (used in) provided by operating activities-
   Allowance for doubtful accounts ......................................      1,219         235
   Depreciation and amortization ........................................      5,646       6,389
   Deferred income taxes ................................................          3      (4,214)
   Deferred rent ........................................................        719         627
   Non-cash compensation expense ........................................        773         419
Changes in operating assets and liabilities:
   Accounts receivable ..................................................     (3,364)      7,516
   Unbilled charges .....................................................     (6,580)        975
   Prepaid expenses and other current assets ............................     (5,329)     (1,220)
   Other receivables ....................................................       --         4,171
   Due from related parties .............................................        (87)     (1,031)
   Investments and other assets .........................................      1,239         167
   Accounts payable and accrued expenses ................................      1,099       1,826
   Accrued restructuring ................................................       --        (4,217)
   Income taxes payable .................................................        310       1,060
   Deferred revenue .....................................................     (2,349)       (568)
   Due to related parties ...............................................     (1,264)       --
   Other long-term liabilities ..........................................        605         148
                                                                            --------    --------
Net cash (used in) provided by operating activities .....................    (11,512)      1,941
                                                                            --------    --------
Cash Flows from Investing Activities:
   Capital expenditures .................................................     (1,867)     (3,434)
   Acquisitions, net of cash acquired ...................................    (10,065)        (35)
   Purchase of short-term investment ....................................       --           (67)
   Investment in affiliate ..............................................       (110)       (992)
                                                                            --------    --------
Net cash (used in) investing activities .................................    (12,042)     (4,528)
                                                                            --------    --------
Cash Flows from Financing Activities:
   Payments under capital lease obligations .............................       (550)       (966)
   Proceeds from exercise of stock options ..............................        185          18
                                                                            --------    --------
Net cash (used in) financing activities .................................       (365)       (948)
Effect of Exchange Rate on Cash and Cash Equivalents ....................        115        (292)
                                                                            --------    --------
Net decrease in cash and cash equivalents ...............................    (23,804)     (3,827)
Cash and Cash Equivalents, beginning of period ..........................     85,035      70,659
                                                                            --------    --------
Cash and Cash Equivalents, end of period ................................   $ 61,231    $ 66,832
                                                                            ========    ========
Supplemental Disclosures of Cash Flow Information:
Income taxes paid .......................................................   $    182    $    315
                                                                            ========    ========
Interest paid ...........................................................   $     43    $     97
                                                                            ========    ========
Supplemental Disclosure of Non-cash Investing Activities:
Equipment acquired under capital leases .................................   $    353    $  1,609
                                                                            ========    ========
Retirement of fixed assets ..............................................   $    869    $  3,384
                                                                            ========    ========
Supplemental Disclosure of Non-cash Financing Activities:
Common stock issued for acquisitions ....................................   $  7,282    $    931
                                                                            ========    ========

 The accompanying notes are an integral part of these consolidated statements.

AGENCY.COM LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     AGENCY.COM Ltd. and its subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet, interactive television, and mobile business professional services firm. The Company provides clients with an integrated set of strategy, creative, and technology services that takes them from concept to launch and operation of their interactive businesses. The Company's services include: advising, consulting, and planning on the strategic implications of interactive technologies for a company's business; designing creative, content, interface, and information architecture elements of Internet-related resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness. In order to serve its global clients, AGENCY.COM currently has offices in New York; Atlanta; Chicago; Dallas; Portland, Oregon; San Francisco; Boston, Massachusetts; Woodbridge, New Jersey; London; Paris; Amsterdam and Copenhagen. AGENCY.COM also has minority investments in companies in Singapore, Korea, and Miami.

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

     The results of operations presented for the three months ended March 31, 2000 and 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. NET LOSS PER COMMON SHARE

         The Company computes net income (loss) per common share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

     Basic and Diluted EPS are the same for the three months ended March 31, 2000 and 2001, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

3. COMPREHENSIVE LOSS

     The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements.

         The components of comprehensive loss are as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                                2000                 2001
                                                ----                 ----
                                                    (IN THOUSANDS)
Net loss...................................  $(4,152)            $(10,342)
Foreign currency translation adjustment....      115                 (292)
                                             -------             --------
Comprehensive loss.........................  $(4,037)            $(10,634)
                                             ========            =========

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB")
No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The adoption of SAB 101, as amended by SAB 101B, did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In July 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective date of FASB Statement No. 133". SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's Consolidated Financial Statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN. 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN. 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have a material adverse effect on the Company's current or historical consolidated financial statements.

5. RESTRUCTURING AND OTHER COSTS

     In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for interactive services. The restructuring plan included the closure of the Vail, Colorado office and other select company-wide staff reductions. Overall, the Company reduced its workforce by approximately 190 employees, 130 of which were billable consultants. In connection with the reorganization, the Company took a charge in the fourth quarter of 2000 of approximately $12.9 million, all of which was included in general and administrative expenses. Unpaid amounts of $3.5 million are included in accrued restructuring charges as of March 31, 2001.

     The restructuring charges consist of the following (in thousands):

                                              Expense for year ended          Payments and                        Accrual at
                                              December 31, 2000               Writeoffs to Date                March 31, 2001
                                              -----------------               -----------------                --------------
Severance.................................          $3,768                             $3,736                           $32
Office closure............................           3,665                                632                         3,033
Abandonment of fixed assets...............           3,620                              3,411                           209
Other restructuring costs.................             516                                305                           211
                                                   -------                              -----                        ------
Total restructuring costs.................          11,569                              8,084                         3,485
Other costs...............................           1,376                              1,327                            49
                                                   -------                              -----                        ------
Total restructuring and other costs...             $12,945                             $9,411                        $3,534
                                                   =======                             ======                       -------

6. SUBSEQUENT EVENT

     On May 14, 2001, the Company announced that it is further restructuring its operations to more properly align its capacity with the demand for interactive services. The Company's restructuring plan includes the reduction of its global workforce by approximately 25%, or 350 employees, including about 270 billable consultants. In connection with the reorganization, AGENCY.COM will take a charge in the second quarter of approximately $21 to $28 million.

     On May 14, 2001, subject to a number of conditions and government approvals, the Company's founders reached an agreement with Seneca Investments, LLC ("Seneca"), an e-services holding company formed by Omnicom Group Inc. ("Omnicom") and Pegasus Partners II, L.P., an investment company based in Greenwich, CT. to sell their shares in the Company to Seneca for cash. Upon closing of the agreement, Seneca has indicated its stake in the Company would increase from approximately 45.3% (calculated by diluting for warrants but not options), which stake was recently transferred to it from Omnicom, to approximately 65.7% (calculated by diluting for warrants but not options) by acquiring the shares of the founders. The purchase price of the founders' shares would be paid in cash, with an initial payment upon the closing of the transaction being equal to approximately $0.94 per share, a potential second payment of up to $0.47 per share, and additional cash payments over time for the founders' shares in the form of an earn-out, based upon AGENCY.COM's profitability over a number of years ending December 31, 2006. It is expected that the founders would continue in their current management roles with the Company.

     The Company also announced that it received a non-binding proposal from Seneca to acquire the remaining public shares of the Company for $3.00 in cash and a number of customary conditions, including approval of AGENCY.COM's Board of Directors upon the recommendation of an independent Board committee and the participation in the proposed transaction of at least two-thirds of the shares not held by Seneca. The Company has referred the proposal to an independent Board committee composed of the independent directors of AGENCY.COM's Board of Directors for its review.


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

OVERVIEW

     The Company is an international Internet, interactive television, and mobile business professional services firm. We provide our clients with an integrated set of strategy, creative, and technology services that take them from concept to launch and operation of their Interactive business. The Company provides these services as interactive platforms including the Internet, wireless application protocol (or WAP), and interactive broadband platforms such as interactive television. We deliver our services through our multidisciplinary teams of strategy, creative, technology, and project management specialists. These services help our clients create and enhance relationships with their customers, staff, business partners, and suppliers. We have expanded our geographic reach to 12 cities in the United States and Europe and have made minority investments in companies based in Singapore, Korea, and Miami, Florida.

     We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials, and fixed-fee. The services performed under any of these arrangements are substantially identical.

     We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer agreements are indicative of our strong, long-term relationships with clients, which yield significant benefits both to our clients and to the Company. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer arrangements may not cover the full cost of specific projects. Retainer fees represented approximately 12% and 10% of our revenues for the three months ended March 31, 2001 and 2000, respectively. Revenue from clients with whom we have retainer relationships represented approximately 38% and 26% of our revenues for the three months ended March 31, 2001 and 2000. Consistent with our focus on long-term relationships, our goal is to increase the number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from current percentages.

     We bill and recognize revenues from time-and-materials projects as services are provided on the basis of costs incurred in the period. We estimate these costs according to an internally developed process. This process takes into account the type and overall complexity of the project, the anticipated number of personnel with various skill sets needed and their associated billing rates, and the estimated duration of and risks associated with the project. Management personnel familiar with the production process evaluate and price all project proposals.

     We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Fees are billed to the client over the course of the project. Revenue is only recognized when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable, and collectibility is reasonably assured. We estimate the price for fixed-fee projects using the same methodology as time-and-materials projects. All fixed-fee proposals must be approved by a member of our senior management team.

     Provisions for estimated losses on all three types of contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. We report revenue net of reimbursable expenses.

     For the three months ended March 31, 2001, one client accounted for 11% of revenues. For the comparable period in 2000, no client accounted for more than 10% of revenue.

     For the three months ended March 31, 2001, we incurred a net loss of $10.3 million. As a result of this and prior losses, our accumulated deficit was $38.8 million at March 31, 2001. The net loss resulted primarily from amortization of intangibles of $4.4 million, non-cash compensation expense of $0.4 million, depreciation and amortization expense of $2.0 million due to increased capital expenditures, and other net loss from operations of $3.5 million. The other net loss from operations of $3.5 million is attributable to a decrease in gross margin due to decreasing revenue and the resulting lower level of billable employee utilization and higher levels of operating expenses. These decreases were partially offset by interest income and benefit from income taxes.

     Included in the net loss for the three months ended March 31, 2001 is non-cash compensation expense of $0.4 million, which is the result of the Company granting approximately 1,783,000 stock options to employees prior to our initial public offering at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants, we have estimated cumulative compensation expense of $6.5 million, which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of an additional $1.2 million for the remainder of 2001, $1.2 million for the year ended December 31, 2002, and $27 thousand for the year ended December 31, 2003. The Company did not grant any stock option prior to 1999 with exercise prices that were below the fair market value of our common stock.

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

     Our expenses include direct salaries and costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of intangible assets. Direct salaries and costs include salaries, benefits, and incentive compensation of billable employees. Billable employees are full-time employees. Billable employees and subcontractors whose time spent working on client projects is charged to that client at agreed upon rates are our primary source of revenue. Direct salaries and costs also include other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses as well as salaries and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal, and human resources costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures, and leasehold improvements. Amortization of intangible expenses include charges for the excess of purchase price over net tangible book value of acquired companies and the goodwill is amortized over a period of seven years. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

     Revenue from our international operations was $11.0 million for the three months ended March 31, 2000 and $9.9 million for the three months ended March 31, 2001, a decrease of 10%. Net income from international operations was approximately $1.0 million for the three months ended March 31, 2000 versus a net loss of $2.6 million for the three months ended March 31, 2001. This represents a decrease of 360%. The decrease in our international revenue of $1.1 million for the quarter ended March 31, 2001 was primarily due to a reduction in revenue in our London and Copenhagen offices of $0.3 million and $0.8 million, respectively.

     In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for interactive services. The restructuring plan included the closure of the Vail, Colorado office and other select company-wide staff reductions. Overall, the Company reduced its workforce by approximately 190 employees, 130 of which were billable consultants. In connection with the reorganization, the Company took a charge in the fourth quarter of 2000 of approximately $12.9 million, all of which was included in general and administrative expenses. Unpaid amounts of $3.5 million are included in accrued restructuring charges as of March 31, 2001.

         The restructuring charges consist of the following (in thousands):


                                             Expense for year ended          Payments and            Accrual at
                                                December 31, 2000          Writeoffs to Date       March 31, 2001
                                                -----------------          -----------------       --------------
Severance.................................           $3,768                    $3,736                     $32
Office closure............................            3,665                       632                   3,033
Abandonment of fixed assets...............            3,620                     3,411                     209
Other restructuring costs.................              516                       305                     211
                                                     ------                     -----                   -----
Total restructuring costs.................           11,569                     8,084                   3,485
Other costs...............................            1,376                     1,327                      49
                                                     ------                     -----                   -----
Total Restructuring and other costs.......          $12,945                    $9,411                  $3,534
                                                   ========                    ======                  ======

RESULTS OF OPERATIONS

     The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     REVENUES. The Company's revenues increased by $2.6 million, or 7%, to $41.1 million for the three months ended March 31, 2001 from $38.5 million for the comparable period in 2000. The $2.6 million increase is attributed to existing operations, and primarily reflected increases in the average rate per billable hour and average revenues per client. Our growth for the three months ended March 31, 2001 was not materially impacted by foreign currency fluctuations.

     DIRECT SALARIES AND COSTS. The Company's direct salaries and costs increased by $4.1 million, or 21%, to $23.9 million for the three months ended March 31, 2001 from $19.8 million for the comparable period in 2000. The $4.1 million increase in direct salaries and costs was primarily due to the investment in additional employees in anticipation of future growth. As of March 31, 2001 and 2000, there was an average of approximately 1,060 and 930 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs increased to 58% of revenues for the three months ended March 31, 2001 from 52% of revenues for the comparable period in 2000. The increase in direct salaries and costs as a percentage of revenues was due to utilization decreasing from 71% to 55%.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased $5.0 million, or 35%, to $19.5 million for the three months ended March 31, 2001 from $14.5 million for the comparable period in 2000. As a percentage of revenues, general and administrative expenses increased to 48% for the three months ended March 31, 2001 from 38% for the comparable period in 2000. The $5.0 million increase in general and administrative expenses was a result of salaries and benefits of $1.9 million due to annual salary increases and bonuses, increases in facility costs of $2.3 million to support our growth during 2000, increases in professional fees of $0.3 million, and other net increases of $0.5 million.

     SALES AND MARKETING EXPENSES. The Company's sales and marketing expenses increased $1.8 million, or 69%, to $4.4 million for the three months ended March 31, 2001 from $2.6 million for the comparable period in 2000. As a percentage of revenues, sales and marketing expenses increased to 11% for the three months ended March 31, 2001 from 7% for the comparable period in 2000. The $1.8 million increase in sales and marketing expenses was primarily a result of the increase in the number of sales personnel which contributed $0.7 million, an increase in our marketing and branding efforts which contributed $0.6 million, an increase in commission expense of $0.4 million, and other net increases of $0.1 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by $0.5 million, or 33%, to $2.0 million for the three months ended March 31, 2001 compared to $1.5 million for the comparable period in 2000. As a percentage of revenues, depreciation and amortization represented 5% and 4% of revenues for the three months ended March 31, 2001 and the comparable period in 2000, respectively. The $0.5 million increase in depreciation and amortization expenses was a result of depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures, and leasehold improvements.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.3 million, or 7%, to $4.4 million for the three months ended March 31, 2001 compared to $4.1 million for the comparable period in 2000. Intangible assets, which primarily include goodwill, customer base, and workforce, are amortized over periods of seven, five, and three years, respectively. As a percentage of revenues, amortization of intangibles represented 11% of revenues for both the three months ended March 31, 2001 and the comparable period in 2000. The $0.3 million increase was due to the issuance of contingent consideration to former shareholders of Twinspark Interactive People B.V. ("Twinspark"), Interactive Traffic, Inc. ("I-traffic"), and Pictoris Interactive SA ("Pictoris").

     NON-CASH COMPENSATION. Non-cash compensation expense was $0.4 million for the three months ended March 31, 2001 and $0.8 million for the comparable period in 2000.

     NET LOSS. Net loss for the three months ended March 31, 2001 was $10.3 million compared to a net loss of $4.2 million for the comparable period in 2000. The $6.1 million increase in net loss was primarily attributable to our increase direct salaries and costs, general and administrative expenses sales and market expenses, depreciation and amortization, and amortization of intangibles, offset by increase in revenue, decrease in non-cash compensation expenses, net tax benefit realized of $2.7 million, all of which are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, sales of equity securities, borrowings from Omnicom Group, Inc. ("Omnicom"), and capital leases.

     At March 31, 2001 and December 31, 2000, our cash and cash equivalents were approximately $66.8 million and $70.7 million, respectively. At March 31, 2001 and December 31, 2000, certificates of deposit were approximately $5.0 million and $4.9 million, respectively.

     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values, or cash flows for all other instruments.

     Cash provided by operating activities was $1.9 million for the three months ended March 31, 2001 compared to cash used in operating activities of $11.5 million for the three months ended March 31, 2000. Cash provided by operating activities for the three months ended March 31, 2001 was primarily a result of net loss after adjustments to reconcile net loss to net cash of $6.9 million, an increase in due from related parties of $1.0 million and prepaid and other assets of $1.2 million, and a decrease in accrued restructuring of $4.2 million offset by a decrease in accounts receivable of $7.5 million, unbilled charges of $1.0 million, other receivables of $4.2 million, and an increase in accounts payable and accrued expenses of $1.8 million and income taxes payable of $1.0 million. Cash used in operating activities for the three months ended March 31, 2000 was primarily due to net income after adjustments to reconcile net loss to net cash of $4.2 million and an increase in accounts receivable of $3.4 million, unbilled charges of $6.6 million, prepaid expenses and other assets of $5.3 million and a decrease in deferred revenue of $2.3 million partially offset by an increase in accounts payable and accrued expenses of $1.1 million.

     Cash used in investing activities was $4.5 million for the three months ended March 31, 2001 compared to $12.0 million for the comparable period in 2000. Cash used in investing activities for the three months ended March 31, 2001 was primarily the result of capital expenditures of $3.4 million and investments in affiliates of $1.0 million. Cash used in investing activities for the three months ended March 31, 2000 was primarily the result of capital expenditures of $1.9 million and acquisitions and investments in affiliates of $10.0 million.

     Cash used in financing activities was $1.0 million for the three months ended March 31, 2001, and was attributable to payments under capital lease obligations of $1.0 million. Cash used in financing activities was $0.4 million for the three months ended March 31, 2000, and was primarily attributable to payments under capital lease obligations of $0.5 million.

     To date, our main sources of liquidity have been cash from operations, borrowings from Omnicom, and our proceeds from our initial public offering. We believe that, on a short-term basis, we will have sufficient funds for working capital, capital expenditures from our existing working capital, and cash flow from operations resulting from the collection of outstanding accounts receivable, and the billing and collection of unbilled charges. We believe that, on a long-term basis, our liquidity will be funded, if necessary, from additional equity financings or borrowings under our credit facility. We believe that our current cash, cash equivalents, short-term investments, available borrowings under the credit facility, and the net proceeds from our public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC released SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The adoption of SAB 101, as amended by SAB 101B, did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

     In July 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective date of FASB Statement No. 133". SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in 2001 did not have material effect on the Company's Consolidated Financial Statements.

     In March 2000, the FASB issued FIN. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN. 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have a material adverse effect on the Company's current or historical consolidated financial statements.

ITEM 2A.  RISK FACTORS

     You should carefully consider the following risks in your evaluation of the Company. The risks and uncertainties described below are not the only ones the Company face. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR REVENUES COULD BE AFFECTED BY THE LOSS OF A MAJOR CLIENT

     A substantial portion of our revenue is generated from a limited number of major clients. In particular, our ten largest clients accounted for approximately 47% of our revenues for the three months ended March 31, 2001. If one of our major clients discontinues or reduces the use of our services, our business, results of operations, and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a material adverse effect on our business, results of operations, and financial condition.

IF CLIENTS PREMATURELY TERMINATE OR REDUCE THE SCOPE OF EXISTING CONTRACTS, OUR REVENUES MAY DECLINE

     Our services are often sold pursuant to short-term arrangements and most clients can reduce or cancel contracts for our services without penalty and with little or no notice. These arrangements are in writing, are binding contracts, and typically range in term from three months to one year. If a major client or a number of small clients were to terminate, significantly reduce or modify their business relationships with us, then our business, results of operations, and financial condition could be materially adversely affected. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing projects.

OUR REVENUES ARE DIFFICULT TO PREDICT, WHICH COULD LEAD TO POOR OPERATING
RESULTS

     We derive our revenues in part from fees for services generated on a project-by-project basis. These projects vary in length and complexity, as well as in the fee charged for our services. Revenues are recognized for time-and-materials projects as services are provided. Revenues from fixed-fee contracts are recognized as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. Our methods of recognizing revenue also vary depending on whether we enter into a retainer, time-and-materials, or fixed-fee arrangement with the client. As a result, there may be significant fluctuation in the amount of revenue generated by a particular client in different periods. Aggregate quarterly results may fluctuate as well. We may be unable to adjust our cost structure quickly enough to offset unexpected revenue shortfalls due to the fact that many of our costs are fixed or are associated with commitments which cannot be immediately terminated, which could cause our operating results to suffer.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US AND MAY LIMIT OUR GROWTH

     Our future liquidity and capital requirements are difficult to predict as they depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments. Although we believe that we have sufficient funds for working capital, we may need to raise additional funds in order to meet additional working capital requirements, support additional capital expenditures, or take advantage of acquisition opportunities. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, and investor sentiment. These factors may make the timing, amount, terms, and conditions of additional financing unattractive for us. If we are unable to raise additional funds when needed or the terms are not favorable, our growth could be impeded.

IF WE FAIL TO ACCURATELY ESTIMATE COSTS OF FIXED-FEE PROJECTS, OUR OPERATING RESULTS MAY SUFFER

     We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials, and fixed-fee. The majority of our revenues are derived from time-and-materials contracts. At March 31, 2001, 12% of our revenue was derived from retainer contracts, 82% of our revenue was derived from time-and-materials contracts, and 6% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time needed for these projects, which may cause the costs of completing these projects to exceed the fixed-fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is during the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense during the period in which additional anticipated costs are identified.

                    RISKS RELATED TO OUR STRATEGY AND MARKET

FAILURE TO PROPERLY MANAGE OUR OPERATIONS MAY ADVERSELY IMPACT OUR BUSINESS

     Our rapid growth has placed a significant strain on our managerial and operational resources. From January 1, 1997 to March 31, 2001, our staff increased from approximately 60 to over 1,400 employees. If we cannot effectively manage our operations, we may not be able to continue to grow, or may grow at a slower pace. In order to manage any future growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot be assured that our controls, systems, or procedures will be able to support our expanding operations or that we will be able to manage both internal and acquisition-based growth effectively.

OUR BUSINESS IS SENSITIVE TO NATIONAL AND REGIONAL ECONOMIC CONDITIONS. ECONOMIC DOWNTURNS COULD HAVE AN ADVERSE IMPACT ON THE DEMAND FOR OUR SERVICES

     The market for Internet, interactive television, and mobile business professional services is sensitive to national and regional economic conditions. Economic downturns could cause our clients to reduce or cease their investment in interactive technologies and related consulting and development services such as those we provide. For example, in February 2001, the Company announced that the demand environment for the near term was challenging. Any decrease in the demand for our services could adversely affect our operating results and financial condition. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

OUR PAST AND FUTURE ACQUISITIONS, IF ANY, SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH COULD HARM OUR BUSINESS

     Acquisitions involve a number of risks and present financial, managerial, and operational challenges, including:

     - adverse effects on our reported operating results due to the amortization of goodwill associated with acquisitions;

     -    diversion of management attention from running our existing business;

     - increased expenses, including compensation expenses resulting from newly-hired employees; and

     - potential disputes with the sellers of acquired businesses, technologies, services, or products.

     We may not be successful in integrating the technology, operations, and personnel of any acquired business. Client satisfaction or performance problems with an acquired business, technology, service, or product could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, service, or product could significantly underperform relative to our expectations. For all these reasons, our past and future acquisitions, if any, could have a material adverse effect on our business, results of operations, and financial condition.

WE SOMETIMES AGREE NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS, WHICH LIMITS OUR BUSINESS OPPORTUNITIES

     We have agreed with some of our clients to limit, to some extent, our right to enter into business relationships with competitors of that client for a specific time period. These provisions typically prohibit us from performing a broad range of our Internet, interactive television, and mobile business professional services, which we might otherwise be willing to perform for potential clients. These provisions are generally limited to six months and are sometimes further limited by office location or apply only to specific employees. These provisions may limit our ability to enter into engagements with new clients for specified periods of time. This may adversely affect our business opportunities and our revenues.

WE FACE INTENSE COMPETITION, WHICH COULD HARM OUR BUSINESS

     Our market is new, intensely competitive, highly fragmented, and subject to rapid technological change. We expect competition to intensify and increase over time because:

     - there are no substantial barriers to entering the interactive professional services market;

     -    our industry is consolidating; and

     -    many of our competitors are forming cooperative relationships.

     We compete against other interactive professional services firms as well as a number of different types of companies that are not exclusively in the interactive professional services business. These competitors, which generally offer some of the interactive professional services we offer, include:

     -    traditional strategic consulting firms;

     -    interactive advertising agencies;

     -    professional services groups of computer equipment companies;

     -    traditional systems integrators; and

     -    internal groups of current or potential clients.

     Many of our competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships, and significantly greater financial, technical, personnel, and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential clients, employees, and strategic partners. Further, our competitors may perform interactive services that are equal or superior to our services or that achieve greater market acceptance than our services. We have no patented technology that would preclude or inhibit competitors from duplicating our services. We must rely on the skills of our personnel and the quality of our client service.

     Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would have a material adverse effect on our business, results of operations, and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

IF WE ARE UNABLE TO IDENTIFY, HIRE, TRAIN, AND RETAIN HIGHLY QUALIFIED PROFESSIONALS AND CURRENT KEY PERSONNEL, OUR BUSINESS AND GROWTH WILL SUFFER

     Our success depends on our ability to identify, hire, train, and retain highly qualified professionals. These individuals are in high demand and we may not be able to attract and retain the number of highly qualified professionals that we need. Historically, we have experienced significant employee turnover. If we cannot retain, attract, and hire the necessary professionals, our ability to grow, complete existing projects, and bid for new projects would be adversely affected and our business, results of operations, and financial condition would suffer.

     In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, Chairman, Chief Executive Officer and President, Kyle Shannon, Chief People Officer, Kevin Rowe, President-North America, and Michael Mathews, President-Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and due to the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations, and financial condition, as well as our ability to grow.

OUR EFFORTS TO RAISE ANY AWARENESS OF THE AGENCY.COM BRAND MAY NOT BE SUCCESSFUL, WHICH MAY LIMIT OUR ABILITY TO EXPAND OUR CLIENT BASE AND ATTRACT ACQUISITION CANDIDATES AND EMPLOYEES

     We believe that building the AGENCY.COM brand is critical for attracting and expanding our targeted client base and employees. If we do not continue to build the AGENCY.COM brand on a global basis, we may not be able to effect our strategy. We also believe that reputation and name recognition will grow in importance as the number of companies competing in the market for Internet, interactive television, and mobile business professional services increases. Promotion and enhancement of our name will depend largely on our success in continuing to provide high quality, reliable, and cost-effective services. If clients do not perceive our services as meeting their needs, or if we fail to market our services effectively, we will be unsuccessful in maintaining and strengthening our brand. If we fail to promote and maintain our brand, or incur excessive expenses to do so, our business, results of operations, and financial condition will materially suffer.

OUR INTERNATIONAL EXPANSION STRATEGY COULD SUBJECT US TO SIGNIFICANT RISKS, MANY OF WHICH COULD HARM OUR BUSINESS

     We expect to expand our international operations and our international sales and marketing efforts. We commenced operations in the United Kingdom in October 1997, France in April 1999, the Netherlands in August 1999, and Denmark in November 1999, and made minority investments in companies in Singapore in December 1998 and Korea in October 2000. Our international offices offer Internet, interactive television, and mobile business professional services similar to our domestic offices. We have had limited experience in marketing, selling, and distributing our services internationally, and we cannot assure you that we will be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, results of operations, and financial condition, as well as our ability to grow.

OUR BUSINESS MAY SUFFER IF WE FAIL TO ADAPT APPROPRIATELY TO THE DIFFERENCES ASSOCIATED WITH OPERATING INTERNATIONALLY

     Our international operations began in October 1997 and we are focusing our international operations in Europe and Asia. We have no current plans to expand to any specific location internationally. Operating internationally may require us to modify the way we conduct our business and deliver our services in these markets. If we do not appropriately anticipate changes and adapt our practices, our business, results of operations, and financial condition could materially suffer. We face the following challenges internationally:

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

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME LESS COMPETITIVE AND OUR BUSINESS COULD SUFFER

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. If we cannot keep pace with these changes, our services could become less competitive and our business could suffer. To achieve our goals, we need to provide strategic business and interactive services that keep pace with continuing changes in industry standards, information technology, and client preferences. We may be unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or client requirements. This would materially adversely affect our business, results of operations, and financial condition.

THE MARKET FOR OUR SERVICES AND OUR REVENUE GROWTH DEPENDS ON OUR CURRENT AND POTENTIAL CLIENTS ACCEPTING AND EMPLOYING INTERACTIVE TECHNOLOGIES

         Since we expect to derive most of our revenues from providing Internet, interactive television, and mobile business professional services, our future success is dependent on the increased use of interactive technologies. If interactive technologies fail to develop into a viable marketplace, or develop more slowly than expected, our business, results of operations, and financial condition could materially suffer. Most of our current or potential clients have limited experience with interactive technologies and may determine that it is not an effective method for expanding their businesses. We cannot assure you that the market for interactive technologies will continue to grow or become sustainable.

     Interactive technologies may not develop into a viable commercial marketplace because of many factors, including:

     -    the inadequate development of the necessary infrastructure;

     - a lack of development of complementary products (such as high-speed modems and high-speed communication lines); and

     - delays in the development or adoption of new standards and protocols required to handle increased levels of activity.

     The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. We cannot assure you that the Internet infrastructure will be able to support the demands placed on it by this continued growth. In addition to the Internet's uncertain ability to expand to accommodate increasing traffic, critical issues concerning the use of the Internet (including security, reliability, cost, ease of deployment and administration, and quality of service) remain unresolved. For example, a number of states have recently permitted telephone companies to charge increased rates for consumers connecting to the Internet. Concerns regarding these issues may affect the growth of the use of interactive technologies to solve business problems.

                       RISKS RELATED TO LEGAL UNCERTAINTY

GOVERNMENTAL REGULATIONS REGARDING INTERACTIVE SERVICES MAY BE ENACTED WHICH COULD IMPEDE OUR BUSINESS

     The legal and regulatory environment that pertains to e-commerce and interactive services may change. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly by regulating our operations or imposing additional taxes on the services we provide, which could adversely impact our results and operations. These regulations could restrict our ability to provide our services or increase our costs of doing business.

     In addition, new laws could impact us indirectly by preventing our clients from delivering products and services over the Internet or by slowing the growth of the Internet. In particular, new laws relating to sales and other taxes, user privacy, pricing controls, consumer protection, and international commerce may dampen the growth of the Internet as a communications and commercial medium. For example, a number of proposals have been made at the federal, state, and local levels, and by foreign governments that could impose taxes on the online sales of goods and services and other Internet activities. In addition, unfavorable judicial interpretation of existing laws, here and abroad, and the adoption of new laws, here and abroad, regarding liability for libel and defamation and copyright, trademark, and patent infringement may extend liability to Web site owners. If these new laws decrease the acceptance of e-commerce and other aspects of the Internet, our clients may be harmed and, as a consequence, our revenue growth and growth in demand for our services would be limited and our business, results of operations, and financial condition would be adversely affected.

WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS, WHICH COULD SUBJECT US TO INCREASED EXPENSES

     Because we have employees, property, and business operations in the United States, Denmark, France, the Netherlands, and the United Kingdom, we are subject to the laws and the court systems of multiple jurisdictions. We may become subject to claims in foreign jurisdictions for violations of their laws. In addition, these laws may change or new laws may be enacted in the future. International litigation is often expensive, time-consuming, and distracting, and could have a material adverse effect on our business, financial condition, and results of operations.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BRAND

     Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We currently have three patent applications pending in the United States and in the United Kingdom, but do not have any registered patents and existing trade secret, trademark, and copyright laws afford us only limited protection. It may be possible for third parties to obtain and use our intellectual property without our authorization. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign jurisdictions may not protect our intellectual property rights to the same extent, as do the laws of the United States.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE AND DISRUPTIVE TO OUR BUSINESS

     We cannot be certain that our services, the finished products that we deliver, or materials provided to us by our clients for use in our finished products do not or will not infringe valid patents, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Intellectual property litigation is expensive and time consuming and successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

IF WE FAIL TO DELIVER QUALITY SERVICES OR FULFILL CLIENT NEEDS, OR IF OUR SERVICES HARM OUR CLIENTS' BUSINESSES, WE MAY FACE ADDITIONAL EXPENSES, LOSSES, OR NEGATIVE PUBLICITY

     Many of our engagements involve projects that are critical to the operations of our clients' businesses. If we cannot complete engagements to our clients' expectations, we could materially harm our clients' operations. This could damage our reputation, subject us to increased risk of litigation, or force us to redesign the project. Any of these events could have a material adverse effect on our business, results of operations, and financial condition. While our agreements with clients often limit our ability for damages arising from our rendering of services, we cannot assure you that these provisions will be enforceable in all instances or would otherwise protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. The successful assertion of one or more significant claims against us could have a material adverse effect on our business, results of operations, and financial condition.

WE MAY BE SUBJECT TO CLAIMS FOR PAST ACTS OF THE COMPANIES THAT WE ACQUIRE, WHICH MAY SUBJECT US TO INCREASED EXPENSES

     We could experience financial or other setbacks if any of the businesses that we acquire had problems in the past of which we are not aware. We are not aware of any material legal liabilities of the companies we have acquired to date. However, to the extent any client or other third party asserts any legal claim against any of the companies we have acquired, our business, results of operations, and financial condition could be materially adversely affected.

                          RISKS RELATED TO OUR SHARES

AS AN INTERACTIVE PROFESSIONAL SERVICES COMPANY, OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY

     The price at which our common stock trades is highly volatile and fluctuates substantially. For example, during 2000, the price of our common stock dropped significantly. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly interactive professional services companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition, and results of operations.

SENECA INVESTMENTS, LLC OWNS ENOUGH OF OUR SHARES TO CONTROL AGENCY.COM WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS

     As a result of the contribution by Omnicom Group, Inc. ("Omnicom") of the capital stock of one of its subsidiaries and other assets to Seneca Investments, LLC ("Seneca") and the subsequent sale of our common stock held by our two founders and one senior member of our management to Seneca in May 2001, Seneca currently beneficially owns approximately 66% of our common stock, allowing Seneca to significantly influence the outcome of any matter submitted to a vote of AGENCY.COM stockholders. Accordingly, Seneca could control the outcome of any corporate transaction or other matter and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership. The interest of these stockholders may differ from the interest of the other stockholders. Omnicom owns a significant non-voting equity interest in Seneca, but together with its direct and indirect subsidiaries, no longer beneficially owns more than 5% of our common stock.

OUR STOCKHOLDERS COULD BE ADVERSELY AFFECTED AS A RESULT OF OMNICOM'S AND ITS TWO DESIGNATED DIRECTORS' POTENTIAL CONFLICTS OF INTEREST

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

OMNICOM HAS PROVIDED US WITH FINANCING AND IT HAS NO OBLIGATION TO RENEW OUR CREDIT FACILITY BEYOND ITS TERMINATION DATE

     We have received significant benefits from our relationship with Omnicom, which, before May 2001, was our largest shareholder. In 1999, we invested substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance Inc. ("Omnicom Finance"). To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letter of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 6.28% on March 31, 2001 plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond September 30, 2001. We cannot assure you that, upon termination of this facility, we will be able to obtain any additional financing. As a result, our financial condition might suffer.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

     Based on shares outstanding on March 31, 2001 in addition to the 6.8 million shares sold in our initial public offering, from time to time, a total of approximately 32.3 million additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

     Provisions in our charter and bylaws, including those that provide for a classified board of directors, authorized but unissued shares of common and preferred stock and notice requirements for stockholder meetings, and Delaware law regarding the ability to conduct specific types of mergers within specified time periods, may have the effect of delaying or preventing a change of control or changes in our management that stockholders may consider favorable or beneficial or that would provide stockholders with a premium to the market price of their common stock. A classified board of directors may discourage acquisitions in general, and a tender offer not endorsed by our board in particular, since only one-third of our directors are re-elected annually, thereby requiring two annual meetings before a majority of the directors could be replaced. The authorization of undesignated preferred stock gives our board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the company. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We have invested approximately $9.9 million of our cash with Omnicom Finance, a related party that is 100% owned by Omnicom and in a certificate of deposit and money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

     FOREIGN CURRENCY RISK. We face foreign currency risks primarily as a result of the revenues we receive from services delivered through subsidiaries. These subsidiaries incur most of their expenses in local currency. Accordingly, our foreign subsidiaries use local currency as their functional currency.

     We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the quarter ended March 31, 2001 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position, or liquidity.

ITEM 2. CHANGE IN SECURITIES

     In January 2001, the Company issued 85,000 additional shares to the former shareholders of Twinspark in final settlement of the earn-out payment obligation. The total value of the 85,000 shares of approximately $0.3 million was recorded as additional purchase price and was reflected as goodwill.

     In February 2001, approximately 192,000 shares were distributed to the former shareholders of I-traffic, which the Company acquired in October 1999. These shares represented 62.5% of the approximately 307,000 shares, which were issued as a result of I-traffic's satisfaction of the earn-out provision set forth in the agreement governing the acquisition. The remaining 37.5% of the shares is held in escrow pursuant to the terms of the escrow agreement. The total value of the approximately 192,000 shares is approximately $0.6 million and was recorded as additional purchase price and was reflected as goodwill.

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

     No underwriters were involved in connection with the sales of securities referred to in this item.

ITEM 4. SUBMISSIONS TO MATTERS ON A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 15th day of May 2001.


                    AGENCY.COM LTD.




                    ----------------------------------------------------------
                    Name:  Charles Dickson

                    Title: Executive Vice President, Treasurer and Chief
                           Financial Officer (Signing both in his capacity as Executive Vice President on behalf of the registrant and Chief Financial Officer on behalf of the registrant)



                    ----------------------------------------------------------
                    Name:  Michael Jackson
                    Title: Corporate Controller (Signing in his capacity as
                           Chief Accounting Officer of the registrant)