Form 10-Q
period 2001-06-30
AGENCY COM LTD
filed 2001-08-14
CIK 1086403

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-28293

                         ------------------------------

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

           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:



           Title of Class                 Name on Exchange on which Registered
------------------------------------    ----------------------------------------
   COMMON STOCK, $0.001 PAR VALUE               NASDAQ NATIONAL MARKET


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     There were 38,882,339 shares of Common Stock outstanding as of August 10, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

TABLE OF CONTENTS


                                                                           PAGE

PART I.     FINANCIAL INFORMATION                                            1

ITEM 1.     Unaudited Consolidated Financial Statements                      1

            Consolidated Balance Sheets as of December 31, 2000
            (audited) and June 30, 2001                                      1

            Consolidated Statements of Operations for the Three
            Months and Six Months Ended June 30, 2000 and 2001               2

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2000 and 2001                              3

            Notes to Consolidated Financial Statements                       4

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

ITEM 2A.    Risk Factors                                                    13

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk      20

PART II.    OTHER INFORMATION                                               21

ITEM 1.     Legal Proceedings                                               21

ITEM 2.     Change in Securities                                            21

ITEM 4.     Submission of Matters to a Vote of Security Holders             22

ITEM 6.     Exhibits and reports on Form 8-K                                22

Signatures                                                                  23

PART I.  FINANCIAL INFORMATION
ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                        AGENCY.COM LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                DECEMBER 31, 2000    JUNE 30, 2001
                                                                                                  --------------    --------------
                                                                                                     (AUDITED)        (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents .....................................................................   $       70,659    $       53,135
Certificates of deposit .......................................................................            4,883             5,014
Accounts receivable, net of allowances of $5,144 and $5,347, respectively .....................           32,669            18,262
Unbilled charges ..............................................................................            7,173             6,988
Prepaid expenses and other current assets .....................................................            1,842             3,334
Other receivables .............................................................................            5,157               835
Due from related parties ......................................................................            3,029             4,278
                                                                                                  --------------    --------------
     Total current assets .....................................................................          125,412            91,846
Property and equipment, net of accumulated depreciation and amortization
     of $14,726 and $17,358, respectively .....................................................           28,300            29,565
Intangibles, net of accumulated amortization of $26,179 and $34,973, respectively .............           88,161            80,626
Deferred tax assets ...........................................................................            8,705            12,687
Investments and other assets ..................................................................            4,222             5,746
                                                                                                  --------------    --------------
     Total assets .............................................................................   $      254,800    $      220,470
                                                                                                  ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses .........................................................   $       28,262    $       27,740
Accrued restructuring costs ...................................................................           11,086            25,703
Income taxes payable ..........................................................................            1,472             2,444
Deferred revenue ..............................................................................           10,757            13,509
Current portion of capital lease obligations ..................................................            2,117             3,095
                                                                                                  --------------    --------------
     Total current liabilities ................................................................           53,694            72,491
                                                                                                  --------------    --------------
Long-Term Liabilities:
Deferred tax liabilities ......................................................................            3,389             2,959
Capital lease obligations .....................................................................            2,750             3,880
Deferred rent .................................................................................            2,993             4,180
Other long-term liabilities ...................................................................              460               660
                                                                                                  --------------    --------------
     Total long-term liabilities ..............................................................            9,592            11,679
                                                                                                  --------------    --------------
     Total liabilities ........................................................................           63,286            84,170
                                                                                                  --------------    --------------

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued or outstanding
     as of December 31, 2000 and June 30, 2001, respectively ..................................             --                --
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,260,067 and 38,870,777
     shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively........               38                39
Treasury stock, 150,000 shares at cost ........................................................             (882)             (882)
Additional paid-in capital ....................................................................          220,724           223,002
Accumulated deficit ...........................................................................          (28,410)          (85,734)
Accumulative other comprehensive income (loss) ................................................               44              (125)
                                                                                                  --------------    --------------
     Total stockholders' equity ...............................................................          191,514           136,300
                                                                                                  --------------    --------------
     Total liabilities and stockholders' equity ...............................................   $      254,800    $      220,470
                                                                                                  ==============    ==============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------      -------------------------
                                                                      2000            2001            2000            2001
                                                                      ----            ----            ----            ----
                                                                         (UNAUDITED)                          (UNAUDITED)
Revenues ......................................................   $     50,227    $     25,787    $     88,732    $     66,847
Direct salaries and costs .....................................         24,648          20,136          44,490          44,040
                                                                  ------------    ------------    ------------    ------------
     Gross profit .............................................         25,579           5,651          44,242          22,807
General and administrative ....................................         17,918          43,091          32,431          62,633
Sales and marketing ...........................................          2,949           2,947           5,525           7,301
Depreciation and amortization .................................          1,724           2,050           3,272           4,046
Amortization of intangibles ...................................          4.310           4,400           8,408           8,793
Non-cash compensation .........................................            773             412           1,546             831
                                                                  ------------    ------------    ------------    ------------
     Loss from operations .....................................         (2,095)        (47,249)         (6,940)        (60,797)
Interest income, net ..........................................            758             359           1,772             819
                                                                  ------------    ------------    ------------    ------------
     Loss before income taxes .................................         (1,337)        (46,890)         (5,168)        (59,978)
Provision for (benefit from) income taxes .....................             29              92             350          (2,654)
                                                                  ------------    ------------    ------------    ------------

     Net loss .................................................   $     (1,366)   $    (46,982)   $     (5,518)   $    (57,324)
                                                                  ============    ============    ============    ============
Per share information:
     Net loss per common share
         Basic and diluted ....................................   $      (0.04)   $      (1.21)   $      (0.16)   $      (1.48)
                                                                  ============    ============    ============    ============
     Weighted average common shares used in computing per share amounts:
         Basic and diluted ....................................     35,296,740      38,718,155      35,161,147      38,666,868
                                                                  ============    ============    ============    ============

                 The accompanying notes are an integral part of
                       these consolidated statements.

                        AGENCY.COM LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             -------------------------
                                                                                                 2000        2001
                                                                                                 ----        ----
                                                                                                     (UNAUDITED)
Cash Flows from Operating Activities:
Net loss ...................................................................................   $ (5,518)   $(57,324)
Adjustments to reconcile loss to net cash used in operating activities-
     Allowance for doubtful accounts .......................................................      2,687         203
     Depreciation and amortization .........................................................     11,680      12,839
     Deferred income taxes .................................................................         13      (4,412)
     Deferred rent .........................................................................      1,439       1,187
     Non-cash compensation expense .........................................................      1,546         832
Changes in operating assets and liabilities:
     Accounts receivable ...................................................................    (16,429)     14,204
     Unbilled charges ......................................................................     (3,867)        185
     Prepaid expenses and other current assets .............................................         92      (1,492)
     Other receivables .....................................................................       --         4,322
     Due to/from related parties ...........................................................      1,334      (1,249)
     Other assets ..........................................................................       --           292
     Accounts payable and accrued expenses .................................................      1,601        (522)
     Accrued restructuring costs............................................................       --        18,145
     Income taxes payable ..................................................................        250         972
     Deferred revenue ......................................................................        466       2,752
     Other long-term liabilities ...........................................................        413         200
                                                                                               --------    --------
Net cash used in operating activities ......................................................     (4,293)     (8,866)
                                                                                               --------    --------
Cash Flows from Investing Activities:
     Capital expenditures ..................................................................     (4,819)     (5,100)
     Acquisitions, net of cash acquired ....................................................    (10,811)        (98)
     Purchase of certificates of deposit ...................................................       --          (131)
     Investment in affiliate ...............................................................        777      (1,817)
                                                                                               --------    --------
Net cash used in investing activities ......................................................    (14,853)     (7,146)
                                                                                               --------    --------
Cash Flows from Financing Activities:
     Registration costs ....................................................................       (314)       --
     Payments under capital lease obligations ..............................................       (951)     (1,629)
     Proceeds from employee stock purchase plan ............................................      2,567         224
     Proceeds from exercise of stock options ...............................................        607          62
                                                                                               --------    --------
Net cash provided by (used in) financing activities ........................................      1,909      (1,343)
                                                                                               --------    --------
Effect of Exchange Rate on Cash and Cash Equivalents .......................................        226        (169)
                                                                                               --------    --------
Net decrease in Cash and Cash Equivalents ..................................................    (17,011)    (17,524)
Cash and Cash Equivalents, beginning of period .............................................     85,035      70,659
                                                                                               --------    --------
Cash and Cash Equivalents, end of period ...................................................   $ 68,024    $ 53,135
                                                                                               ========    ========
Supplemental Disclosures of Cash Flow Information:
Income taxes paid ..........................................................................   $    337    $    667
                                                                                               ========    ========
Interest paid ..............................................................................   $     81    $    263
                                                                                               ========    ========
Supplemental Disclosure of Non-cash Investing Activities:
Equipment acquired under capital leases ....................................................   $    796    $  3,738
                                                                                               ========    ========
Retirement of fixed assets .................................................................   $    869    $  3,401
                                                                                               ========    ========
Supplemental Disclosure of Non-cash Financing Activities:
Common stock issued for acquisitions .......................................................   $  7,282    $  1,161
                                                                                               ========    ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

AGENCY.COM LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     AGENCY.COM Ltd. and its subsidiaries (collectively the "Company" or "AGENCY.COM") is an international Internet, interactive television, and mobile business professional services firm. The Company provides clients with an integrated set of strategy, creative, and technology services that takes them from concept to launch and operation of their interactive businesses. The Company's services include: advising, consulting, and planning on the strategic implications of interactive technologies for a company's business; designing creative, content, interface, and information architecture elements of Internet-related resources such as Web sites; programming, technical architecture development and systems integration to implement complex information technology systems such as electronic commerce platforms; and planning and executing online marketing strategies that build audiences and develop brand awareness. In order to serve its global clients, AGENCY.COM currently has offices in New York; Atlanta; Chicago; Dallas; Portland, Oregon; San Francisco; Boston, Massachusetts; Woodbridge, New Jersey; London; Paris; Amsterdam and Copenhagen. AGENCY.COM also has minority investments in companies in Singapore, Korea, Australia, and Miami, Florida.

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

     The results of operations presented for the three months and six months ended June 30, 2000 and 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's Consolidated Financial Statements to conform to current year presentation.

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

     Basic and Diluted EPS are the same for the three months and six months ended June 30, 2000 and 2001, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

3.  COMPREHENSIVE LOSS

     The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements.

     The components of comprehensive loss are as follows:


                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                          ---------------------------          -------------------------
                                            2000              2001              2000              2001
                                            ----              ----              ----              ----
Net Loss                                  $ (1,366)         $(46,982)         $ (5,518)         $(57,324)
Foreign currency translation adjustment        110               123               225              (169)
                                          --------          --------          --------          --------
                                          $ (1,256)         $(46,859)         $ (5,293)         $(57,493)
                                          ========          ========          ========          ========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133". SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's Consolidated Financial Statements.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will have on its results of operations and financial position.

5.  RESTRUCTURING AND OTHER COSTS

     In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for interactive services. The restructuring plan included the closure of the Vail, Colorado office and other select company-wide staff reductions. Overall, the Company reduced its workforce by approximately 190 employees, approximately 130 of which were billable consultants. In connection with the reorganization, the Company took a charge in the fourth quarter of 2000 of approximately $12.9 million, all of which was included in general and administrative expenses. Unpaid amounts of $2.4 million are included in accrued restructuring costs as of June 30, 2001.

     The December 2000 restructuring charges consisted of the following (in thousands):

                                       Expense for year ended     Payments and Writeoffs        Accrual at
                                          December 31, 2000              to date              June 30, 2001
                                      ------------------------    ----------------------    -----------------
Severance                                        $ 3,768                 $ 3,768                 $  --
Office closure                                     3,665                   1,326                   2,339
Abandonment of fixed assets                        3,620                   3,620                    --
Other restructuring costs                            516                     480                      36
                                                 -------                 -------                 -------
Total restructuring costs                         11,569                   9,194                   2,375
Other costs                                        1,376                   1,368                       8
                                                 -------                 -------                 -------
Total restructuring and other costs              $12,945                 $10,562                 $ 2,383
                                                 =======                 =======                 =======

     In May 2001, the Company announced that it was further restructuring its operations to more properly align its capacity with the demand for interactive services. The Company's restructuring plan included the reduction of its global workforce by approximately 25%, or 320 employees, including approximately 240 billable consultants. In connection with the reorganization, the Company recorded a charge of approximately $28.3 million, all of which was included in general and administrative expenses. Unpaid amounts of $23.3 million are included in accrued restructuring costs in the liability section of the balance sheet.

     The May 2001 restructuring charges consisted of the following (in thousands):

                                        Expense for six months ended    Payments and Writeoffs to            Accrual At
                                               June 30, 2001                       date                    June 30, 2001
                                      ------------------------------   ---------------------------    -----------------------
Severance                                        $ 4,175                        $ 3,130                     $ 1,045
Real estate related charges                       21,431                            726                      20,705
Other restructuring costs                            400                            313                          87
                                                 -------                        -------                     -------
Total restructuring costs                         26,006                          4,169                      21,837
Other costs                                        2,255                            772                       1,483
                                                 -------                        -------                     -------
Total restructuring and other costs              $28,261                        $ 4,941                     $23,320
                                                 =======                        =======                     =======

6.  MERGER

     On May 14, 2001, subject to a number of conditions and government approvals, the Company's founders reached an agreement with Seneca Investments, LLC ("Seneca"), an e-services holding company formed by Omnicom Group, Inc. ("Omnicom") and Pegasus Partners II, L.P., an investment company based in Greenwich, CT., to sell their shares in the Company to Seneca for cash. Upon closing of the agreement, Seneca has indicated its stake in the Company would increase from approximately 45% (calculated by diluting for warrants but not options), which stake was recently transferred to it from Omnicom, to approximately 66% (calculated by diluting for warrants but not options) by acquiring the shares of the founders. The purchase price of the founders' shares would be paid in cash, with an initial payment upon the closing of the transaction being equal to approximately $0.94 per share, a potential second payment of up to $0.47 per share, and additional cash payments over time for the founders' shares in the form of an earn-out, based upon AGENCY.COM's profitability over a number of years ending December 31, 2006. It is expected that the founders would continue in their current management roles with the Company.

     On June 26, 2001, the Company entered into a merger agreement with Seneca and its wholly-owned subsidiary. Under this merger agreement, Seneca agreed to acquire the remaining publicly-held shares of the Company by means of a merger such that the Company would become a wholly-owned subsidiary of Seneca, and Seneca would become the sole stockholder of the Company. As a result of the merger, each outstanding share of the Company's common stock--other than those shares held by Seneca or any of its subsidiaries or affiliates, or those shares that certain directors and officers have agreed to sell to Seneca's subsidiary in the separately-negotiated transaction--will be converted into the right to receive $3.35 in cash, without interest and less any applicable withholding taxes. Adoption of the merger agreement and approval of the merger will require the affirmative vote of the holders of 66-2/3% in voting power of all outstanding shares of the Company's common stock that are not held by Seneca and its affiliates.

7.  COMMITMENTS AND CONTINGENCIES

     The Company is currently aware that five stockholder class actions alleging violations of the federal securities laws and seeking monetary damages have been filed in federal court in the Southern District of New York in June, July and August, 2001 against the Company, Messrs. Suh, Shannon, Dickson and Trush, and our principal underwriters in the Company's initial public offering, Goldman Sachs & Co., Hambrecht & Quist LLC and Salomon Smith Barney. These lawsuits allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. They further allege that the prospectus and registration statement for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The Company and its current officers and directors intend to vigorously defend the actions.

     In addition, in May 2001, two stockholder class actions, with allegations principally regarding Seneca's initial proposal to acquire our outstanding shares for a price of $3.00 per share, were filed in Delaware state court against Seneca Investments, LLC, our largest stockholder ("Seneca"), AGENCY.COM and our directors. The actions allege breach of fiduciary duty with respect to Seneca's proposal on May 14, 2001 to acquire the remaining public shares of our common stock for a price of $3.00 per share.

     On June 26, 2001, counsel for the parties to this consolidated action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on an increase by Seneca in the price proposed to be paid in connection with the proposed merger between the Company and Seneca. The proposed settlement class will consist of all stockholders (other than affiliates of defendants) who were security holders during the period from May 14, 2001, to and including the effective date of the merger, and successors-in-interest. In the memorandum of understanding, defendants acknowledged that the pendency and prosecution of the actions were a material factor in Seneca's determination to increase the consideration to be paid in the merger.

     Pursuant to the memorandum of understanding, in exchange for the increase in merger consideration, among other things, plaintiffs have agreed to seek a court order approving the settlement, dismissing the actions with prejudice and releasing all claims of the members of the plaintiff class against the defendants relating to the initial proposal by Seneca to acquire the Company's shares, Seneca's conduct, the conduct of the Company's board or the special committee and the separately-negotiated agreement by some or the Company's directors and officers to sell their shares to Seneca's subsidiary. All parties agreed in the memorandum of understanding that neither the memorandum of understanding nor the stipulation of settlement that it contemplates constitute an admission of the validity or infirmity of any claim against the defendants or of the liability of any defendant.

     The proposed settlement contemplated in the memorandum of understanding is subject to a number of conditions, including adoption of the merger agreement between the Company and Seneca by the requisite stockholder vote at the special meeting of the Company, which has yet to be scheduled, consummation of the merger, and final approval by the Delaware Court of Chancery. If the Court approves the proposed settlement, plaintiffs' counsel intends to apply to the Court for an award of fees and expenses.

     The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of these pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position, or liquidity.

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

OVERVIEW

     The Company is an international Internet, interactive television, and mobile business professional services firm. We provide our clients with an integrated set of strategy, creative, and technology services that take them from concept to launch and operation of their interactive business. We deliver our services through our multidisciplinary teams of strategy, creative, technology, and project management specialists. These services help our clients create and enhance relationships with their customers, staff, business partners, and suppliers. Our geographic reach extends to 12 cities in the United States and Europe and we have made minority investments in companies based in Singapore, Korea, Australia, and Miami, Florida.

     We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials, and fixed-fee. The services performed under any of these arrangements are substantially identical.

     We bill and recognize revenues from retainer agreements on a monthly basis while the agreement is in effect. We believe that retainer agreements are indicative of our strong, long-term relationships with clients, which yield significant benefits both to our clients and to the Company. We believe that we will achieve greater predictability of revenues and higher revenue growth with clients who engage us in retainer-based relationships. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-fee and time-and-materials projects since retainer arrangements may not cover the full cost of specific projects. Retainer fees represented approximately 15.4% and 19.1% of our revenues for the three months ended June 30, 2001 and 2000 respectively. For the six months ended June 30, 2001 and 2000, retainer fees represented approximately 13.2% and 15.1%, respectively. Revenue from clients with whom we have retainer relationships represented approximately 36.2% and 37.1% of our revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, revenue from clients with whom we had retainer relationships represented approximately 37.2% and 32.5%, respectively. Consistent with our focus on long-term relationships, our goal is to increase the number of retainer-based arrangements. To the extent we acquire companies in the future that differ in their allocation of contract types, the percentage of revenue we derive from each type of contract may differ from current percentages.

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

     For the three months and six months ended June 30, 2001 and 2000, no client accounted for more than 10% of revenues.

     In December 2000, the Company reorganized its operations through a restructuring plan in order to more properly align its capacity with the changing demand environment for interactive services. The restructuring plan included the closure of the Vail, Colorado office and other select company-wide staff reductions. Overall, the Company reduced its workforce by approximately 190 employees, approximately 130 of which were billable consultants. In connection with the reorganization, the Company took a charge in the fourth quarter of 2000 of approximately $12.9 million, all of which was included in general and administrative expenses. Unpaid amounts of $2.4 million are included in accrued restructuring costs as of June 30, 2001.

     The December 2000 restructuring charges consisted of the following (in thousands):

                                  Expense for year ended      Payments and Writeoffs          Accrual at
                                    December 31, 2000                 to date                June 30, 2001
                                 ------------------------    ------------------------    -----------------------
Severance                                $ 3,768                     $ 3,768                     $   --
Office closure                             3,665                       1,326                      2,339
Abandonment of fixed assets                3,620                       3,620                         --
Other restructuring costs                    516                         480                         36
                                         -------                     -------                     -------
Total restructuring costs                 11,569                       9,194                      2,375
Other costs                                1,376                       1,368                          8
                                         -------                     -------                     -------
Total restructuring and other costs      $12,945                     $10,562                     $ 2,383
                                         =======                     =======                     =======

     In May 2001, the Company announced that it was further restructuring its operations to more properly align its capacity with the demand for interactive services. The Company's restructuring plan included the reduction of its global workforce by approximately 25%, or 320 employees, including approximately 240 billable consultants. In connection with the reorganization, the Company recorded a charge of approximately $28.3 million, all of which was included in general and administrative expenses. Unpaid amounts of $23.3 million are included in accrued restructuring costs in the liability section of the balance sheet.

     The May 2001 restructuring charges consisted of the following (in thousands):

                                         Expense for six months ended    Payments and Writeoffs       Accrual at
                                               June 30, 2001                    to date              June 30, 2001
                                         ----------------------------    ----------------------    -----------------
Severance                                        $ 4,175                       $ 3,130                   $ 1,045
Real estate related charges                       21,431                           726                    20,705
Other restructuring costs                            400                           313                        87
                                                 -------                       -------                   -------
Total restructuring costs                         26,006                         4,169                    21,837
Other costs                                        2,255                           772                     1,483
                                                 -------                       -------                   -------
Total restructuring and other costs              $28,261                       $ 4,941                   $23,320
                                                 =======                       =======                   =======

     For the three months ended June 30, 2001, we incurred a net loss of $47.0 million. As a result of this and prior losses, our accumulated deficit was $85.7 million at June 30, 2001. The net loss resulted primarily from restructuring charges and other one time costs of $28.3 million, as well as a decrease in gross profit due to our decline in revenue and our direct costs not decreasing as a percentage of revenue as quickly as our decline in revenue. The net loss also resulted to a lesser degree, from amortization of intangibles of $4.4 million, non-cash compensation expense of $0.4 million, and depreciation and amortization expense of $2.1 million due to increased capital expenditures. These decreases were partially offset by interest income. For the six months ended June 30, 2001, we incurred a net loss of $57.3 million. The net loss resulted primarily from restructuring charges and other one time costs of $28.3 million, as well as a decrease in gross profit due to our decline in revenue. The net loss also resulted to a lesser degree, from amortization of intangibles of $8.8 million, non-cash compensation expense of $0.8 million, and depreciation and amortization expense of $4.0 million due to increased capital expenditures. These decreases were partially offset by interest income and benefit from income taxes.

     Included in the net loss for the three months and six months ended June 30, 2001 is non-cash compensation expense of $0.4 million and $0.8 million, respectively, which is the result of the Company having granted approximately 1,783,000 stock options to employees prior to our initial public offering at exercise prices ranging from $4.065 to $19.55 per share, which at the time of grant, were below the fair market value of our common stock. As a result of these grants, we have estimated cumulative compensation expense of $6.5 million, which will be charged over the vesting period of such options. This will result in future non-cash compensation expense of an additional $0.8 million for the remainder of 2001, $1.2 million for the year ended December 31, 2002, and $27 thousand for the year ended December 31, 2003. The Company did not grant any stock options prior to 1999 with exercise prices that were below the fair market value of our common stock.

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

     Our expenses include direct salaries and costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of intangible assets. Direct salaries and costs include salaries, benefits, and incentive compensation of billable employees. Billable employees are full-time employees. Billable employees and subcontractors whose time spent working on client projects is charged to that client at agreed upon rates are our primary source of revenue. Direct salaries and costs also include other direct costs associated with revenue generation. Sales and marketing expenses include promotion and new business generation expenses as well as salaries and benefit costs of personnel in these functions. General and administrative expenses include the salaries and benefits costs of management and other non-billable employees, rent, accounting, legal, and human resources costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures, and leasehold improvements. Amortization of intangible assets include charges for the excess of purchase price over net tangible book value of acquired companies and the goodwill is amortized over a period of seven years. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

     Revenue from our international operations was $10.2 and $21.2 million for the three months and six months ended June 30, 2000, and decreased to $7.6 and $17.5 million for the three months and six months ended June 30, 2001, a decrease of 25.5% and 17.5%, respectively. Net loss from international operations was approximately $2.3 million and $1.2 million for the three months and six months ended June 30, 2000, versus a net loss of $8.4 million and $11.0 million for the three months and six months ended June 30, 2001. This represents an increased loss of 265% and 817%, respectively. The decrease in our international revenue of $2.6 million for the three months ended June 30, 2001, was primarily due to a reduction in revenue in our London and Copenhagen offices of $1.4 million and $0.8 million, respectively. The decrease in our international revenue of $3.7 million for the six months ended June 30, 2001, was primarily due to a reduction in revenue in our London and Copenhagen offices of $1.7 million and $1.9 million, respectively.

RESULTS OF OPERATIONS

     The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. The Company's revenues decreased by $24.4 million, or 48.6%, to $25.8 million for the three months ended June 30, 2001 from $50.2 million for the comparable period in 2000. The $24.4 million decrease was attributable to existing operations and primarily reflected decreases in the average rate per billable hour and average revenues per client. Our revenue decline for the three months ended June 30, 2001 was not materially impacted by foreign currency fluctuations.

     DIRECT SALARIES AND COSTS. The Company's direct salaries and costs decreased by $4.5 million, or 18.3%, to $20.1 million for the three months ended June 30, 2001 from $24.6 million for the comparable period in 2000. The $4.5 million decrease in direct salaries and costs was primarily due to a reduction in headcount to approximately 800 from 1,080 employees, primarily related to the Company restructurings in December 2000 and May 2001. As a percentage of revenues, direct salaries and costs increased to 77.9% of revenues for the three months ended June 30, 2001 from 49.0% of revenues for the comparable period in 2000. The increase in direct salaries and costs as a percentage of revenues was primarily due to the slowdown in demand for our services, which caused utilization to decrease from 72.1% to 49.7%.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased $25.2 million, or 140.8%, to $43.1 million for the three months ended June 30, 2001 from $17.9 million for the comparable period in 2000. As a percentage of revenues, general and administrative expenses increased to 167.1% for the three months ended June 30, 2001 from 35.7% for the comparable period in 2000. The $25.2 million increase in general and administrative expenses resulted primarily from restructuring charges and other one time costs of $28.3 million in connection with the May 2001 reorganization, increase in facility costs of $0.7 million to support our growth during 2000, partially offset by decreases in labor and recruiting costs of $2.6 million, and other net decreases of $1.2 million.

     SALES AND MARKETING EXPENSES. The Company's sales and marketing expenses were $2.9 million for the three months ended June 30, 2001 and 2000. As a percentage of revenues, sales and marketing expenses increased to 11.2% for the three months ended June 30, 2001 from 5.8% for the comparable period in 2000. The increase in sales and marketing expenses as a percentage of revenue was directly related to our decrease in revenue.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by $0.4 million, or 23.5%, to $2.1 million for the three months ended June 30, 2001 compared to $1.7 million for the comparable period in 2000. As a percentage of revenues, depreciation and amortization represented 8.1% and 3.4% of revenues for the three months ended June 30, 2001 and the comparable period in 2000, respectively. The $0.4 million increase in depreciation and amortization expenses was a result of depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures, and leasehold improvements made during the 2000 fiscal year.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.1 million, or 2.3%, to $4.4 million for the three months ended June 30, 2001 compared to $4.3 million for the comparable period in 2000. Intangible assets, which primarily include goodwill, customer base, and workforce, are amortized over periods of seven, five, and three years, respectively. As a percentage of revenues, amortization of intangibles represented 17.1% of revenues for the three months ended June 30, 2001 and 8.6% for the comparable period in 2000.

     NON-CASH COMPENSATION. Non-cash compensation expense was $0.4 million for the three months ended June 30, 2001, and $0.8 million for the comparable period in 2000.

     NET LOSS. Net loss for the three months ended June 30, 2001 was $47.0 million compared to a net loss of $1.4 million for the comparable period in 2000. The $45.6 million increase in net loss was primarily attributable to restructuring charges and other one time costs of $28.3 million, a decrease in revenues, increased depreciation and amortization, and amortization of intangibles, partially offset by a decrease in direct salaries and costs, a decrease in non-cash compensation expenses, and a decrease in general and administrative expenses (excluding restructuring charges and other one time costs), all of which are discussed above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES. The Company's revenues decreased by $21.9 million, or 24.7%, to $66.8 million for the six months ended June 30, 2001 from $88.7 million for the comparable period in 2000. The $21.9 million decrease was attributable to existing operations and primarily reflected decreases in the average rate per billable hour and average revenues per client. Our revenue decline for the six months ended June 30, 2001 was not materially impacted by foreign currency fluctuations.

     DIRECT SALARIES AND COSTS. The Company's direct salaries and costs decreased by $0.5 million, or 1.1%, to $44.0 million for the six months ended June 30, 2001 from $44.5 million for the comparable period in 2000. The $0.5 million decrease in direct salaries and costs was primarily due to the Company restructurings in December 2000 and May 2001. As of June 30, 2001 and 2000, there were approximately 800 and 1,080 employees, respectively, included in direct salaries and costs. As a percentage of revenues, direct salaries and costs increased to 65.9% of revenues for the six months ended June 30, 2001 from 50.2% of revenues for the comparable period in 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased $30.2 million, or 93.2%, to $62.6 million for the six months ended June 30, 2001 from $32.4 million for the comparable period in 2000. As a percentage of revenues, general and administrative expenses increased to 93.7% for the six months ended June 30, 2001 from 36.5% for the comparable period in 2000. The $30.2 million increase in general and administrative expenses resulted primarily from restructuring charges and other one time costs of $28.3 million in connection with the May 2001 reorganization, increases in facility costs of $3.0 million, and other net decreases of $1.1 million.

     SALES AND MARKETING EXPENSES. The Company's sales and marketing expenses increased $1.8 million, or 32.7%, to $7.3 million for the six months ended June 30, 2001 from $5.5 million for the comparable period in 2000. As a percentage of revenues, sales and marketing expenses increased to 10.9% for the six months ended June 30, 2001 from 6.2% for the comparable period in 2000. The $1.8 million increase in sales and marketing expenses was primarily a result of the increase in the number of sales personnel which contributed $0.7 million, an increase in our marketing and branding efforts which contributed $0.6 million, an increase in commission expense of $0.4 million, and other net increases of $0.1 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by $0.7 million, or 21.2%, to $4.0 million for the six months ended June 30, 2001 compared to $3.3 million for the comparable period in 2000. As a percentage of revenues, depreciation and amortization represented 6.0% and 3.7% of revenues for the six months ended June 30, 2001 and the comparable period in 2000, respectively. The $0.7 million increase in depreciation and amortization expenses was a result of depreciation of growth-related infrastructure investments, including technology equipment, furniture and fixtures, and leasehold improvements, made during fiscal year 2000 and prior.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.4 million, or 4.8%, to $8.8 million for the six months ended June 30, 2001 compared to $8.4 million for the comparable period in 2000. Intangible assets, which primarily include goodwill, customer base, and workforce, are amortized over periods of seven, five, and six years, respectively. As a percentage of revenues, depreciation and amortization represented 13.2% and 9.5% of revenues for the six months ended June 30, 2001 and the comparable period in 2000, respectively. The $0.4 million increase was due to the issuance of contingent consideration to former shareholders of Twinspark Interactive People B.V. ("Twinspark"), Interactive Traffice, Inc. ("I-traffic"), and Pictoris Interactive SA ("Pictoris").

     NON-CASH COMPENSATION. Non-cash compensation expense was $0.8 million for the six months ended June 30, 2001, and $1.5 million for the comparable period in 2000.

     NET LOSS. Net loss for the six months ended June 30, 2001 was $57.3 million compared to a net loss of $5.5 million for the comparable period in 2000. The $51.8 million increase in net loss was primarily attributable to restructuring charges and other one time costs of $28.3 million, a decrease in revenues, increased general and administrative expenses, sales and marketing expenses, depreciation and amortization, and amortization of intangibles, partially offset by a decrease in direct salaries and costs, and a decrease in non-cash compensation expenses, all of which are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations and investments in property and equipment primarily through cash from operations, sales of equity securities, borrowings from Omnicom Group, Inc. ("Omnicom"), and capital leases.

     At June 30, 2001 and December 31, 2000, our cash and cash equivalents were approximately $53.1 million and $70.7 million, respectively. At June 30, 2001 and December 31, 2000, certificates of deposit were approximately $5.0 million and $4.9 million, respectively.

     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values, or cash flows for all other instruments.

     Cash used in operating activities was $8.9 million for the six months ended June 30, 2001 compared to cash used in operating activities of $4.3 million for the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2001 was primarily a result of net loss after adjustments to reconcile net loss to net cash of $46.7 million, an increase in prepaid expenses and other current assets of $1.5 million, and due to/from related parties of $1.2 million, partially offset by a decrease in accounts receivable of $14.2 million, and other receivables of $4.3 million, and an increase in accrued restructuring of $18.1 million, income taxes payable of $1.0 million, and deferred revenue of $2.8 million. Cash used in operating activities for the six months ended June 30, 2000 was primarily due to net income after adjustments to reconcile net loss to net cash of $11.8 million and an increase in accounts receivable of $16.4 million, and unbilled charges of $3.9 million, partially offset by an increase in accounts payable and accrued expenses of $1.6 million, and due from related parties of $1.3 million.

     Cash used in investing activities was $7.1 million for the six months ended June 30, 2001 compared to $14.9 million for the comparable period in 2000. Cash used in investing activities for the six months ended June 30, 2001 was primarily the result of capital expenditures of $5.1 million and investments in affiliates of $1.8 million. Cash used in investing activities for the six months ended June 30, 2000 was primarily the result of capital expenditures of $4.8 million and acquisitions and investments in affiliates of $10.1 million.

     Cash used in financing activities was $1.3 million for the six months ended June 30, 2001, and was attributable to payments under capital lease obligations of $1.6 million, partially offset by proceeds from the employee stock purchase plan and exercises of stock options of $0.3 million. Cash provided by financing activities was $1.9 million for the six months ended June 30, 2000, and was attributable to proceeds from the employee stock purchase plan and exercises of stock options of $3.2 million, partially offset by payments under capital lease obligations of $0.9 million.

     To date, our main sources of liquidity have been cash from operations, borrowings from Omnicom, and proceeds from our initial public offering. We believe that our current cash, cash equivalents, short-term investments, available borrowings under an Omnicom credit facility and the net proceeds from our public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. On a long term basis, our liquidity will be funded, if necessary, from additional equity or debt financing.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133". SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in 2001 did not have material effect on the Company's Consolidated Financial Statements.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will have on its results of operations and financial position.

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

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR REVENUES COULD BE AFFECTED BY THE LOSS OF A MAJOR CLIENT

     A substantial portion of our revenue is generated from a limited number of major clients. In particular, our ten largest clients accounted for approximately 42.7% of our revenues for the six months ended June 30, 2001. If one of our major clients discontinues or reduces the use of our services, our business, results of operations, and financial condition could materially suffer. We cannot assure you that our clients will continue to use our services in the future. In addition, because a substantial portion of our revenue is generated from a limited number of clients, the non-payment or late payment of amounts due from a major client could have a material adverse effect on our business, results of operations, and financial condition.

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

IF WE FAIL TO ACCURATELY ESTIMATE COSTS OF FIXED-FEE PROJECTS, OUR OPERATING RESULTS MAY SUFFER

     We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials, and fixed-fee. The majority of our revenues are derived from time-and-materials contracts. For the second quarter ended June 30, 2001, approximately 15% of our revenue was derived from retainer contracts, 74% of our revenue was derived from time-and-materials contracts, and 11% was derived from fixed-fee contracts. We assume greater financial risks on a fixed-fee project than on a time-and-materials project because we may miscalculate the resources or time needed for these projects, which may cause the costs of completing these projects to exceed the fixed-fee we receive and result in our performing contracts that are not profitable, or which result in a lower gross margin. The extent to which our operating results may be adversely affected depends on the extent to which we miscalculate our expenses for completing the contract. We recognize revenues from fixed-fee projects as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is during the same period that revenue is recorded. To the extent our estimates of the costs associated with each fixed-fee project are inaccurate, the revenues and operating profits, if any, that we report for periods during which we are working on that project may not accurately reflect the final results of the project. In this case, we may be required to record an expense during the period in which additional anticipated costs are identified.

                    RISKS RELATED TO OUR STRATEGY AND MARKET

FAILURE TO PROPERLY MANAGE OUR OPERATIONS MAY ADVERSELY IMPACT OUR BUSINESS

     Our rapid growth from 1997 through 2000 has placed a significant strain on our managerial and operational resources. From January 1, 1997 to June 30, 2001, our staff increased from approximately 60 to approximately 1,090 employees. In order to manage this growth, we must continue to improve our financial and management controls, reporting systems and procedures, and expand and train our work force. We cannot be assured that our controls, systems, or procedures will be able to support our operations or that we will be able to manage our past internal and acquisition-based growth effectively.

OUR BUSINESS IS SENSITIVE TO NATIONAL AND REGIONAL ECONOMIC CONDITIONS. ECONOMIC DOWNTURNS COULD HAVE AN ADVERSE IMPACT ON THE DEMAND FOR OUR SERVICES

     The market for Internet, interactive television, and mobile business professional services is challenging. Our revenues have declined and our costs cannot be reduced as quickly as revenues have decreased. This has adversely affected our operational results. Continuing lack of demand for our services could further adversely effect our results of operations. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

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

     o a lack of development of complementary products (such as high-speed modems and high-speed communication lines); and

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

     o increased expenses, including compensation expenses resulting from newly-hired employees; and

     o potential disputes with the sellers of acquired businesses, technologies, services, or products.

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

WE FACE INTENSE COMPETITION, WHICH COULD HARM OUR BUSINESS

     Our market is new, intensely competitive, highly fragmented, and subject to rapid technological change. We expect competition to intensify and increase over time because:

     o there are no substantial barriers to entering the interactive professional services market;

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

IF WE ARE UNABLE TO IDENTIFY, HIRE, TRAIN, AND RETAIN HIGHLY QUALIFIED PROFESSIONALS AND CURRENT KEY PERSONNEL, OUR BUSINESS WILL SUFFER

     Our success depends on our ability to identify, hire, train, and retain highly qualified professionals. These individuals are in high demand and we may not be able to attract and retain the number of highly qualified professionals that we need. Historically, we have experienced significant employee turnover. If we cannot retain, attract, and hire the necessary professionals, our ability to complete existing projects and bid for new projects would be adversely affected and our business, results of operations, and financial condition would suffer.

     In addition, our future success depends, in part, upon the continued service and performance of Chan Suh, Chairman, Chief Executive Officer and President, Kyle Shannon, President-Applied Concepts Lab, Kevin Rowe, President-North America, and Michael Mathews, President-Europe. Particularly in light of our relatively early stage of development, the fact that many of our key personnel have worked together for only a short period of time and due to the competitive nature of our industry, we cannot assure you that we will be able to retain the services of our senior management and other key personnel. Losing the services of any of these individuals at our current stage would impair our ability to effectively deliver our services and manage our company. These problems would negatively affect our business, results of operations, and financial condition, as well as our ability to grow.

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

OUR INTERNATIONAL EXPANSION STRATEGY COULD SUBJECT US TO SIGNIFICANT RISKS, MANY OF WHICH COULD HARM OUR BUSINESS

     We have expanded our international operations and our international sales and marketing efforts. We commenced operations in the United Kingdom in October 1997, France in April 1999, the Netherlands in August 1999, and Denmark in November 1999, and made minority investments in companies in Singapore in December 1998, Korea in October 2000, and Australia in April 2001. Our international offices offer Internet, interactive television, and mobile business professional services similar to our domestic offices. We have had limited experience in marketing, selling, and distributing our services internationally, and we cannot assure you that we will be able to maintain and expand our international operations or successfully market our services internationally. Failure to do so may negatively affect our business, results of operations, and financial condition.

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

                           RISKS RELATED TO OUR SHARES

AS AN INTERACTIVE PROFESSIONAL SERVICES COMPANY, OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY

     The price at which our common stock trades is highly volatile and fluctuates substantially. In addition, in the event that our proposed merger with Seneca Investments, LLC ("Seneca") is not completed, our share price may decline. For example, during 2000, the price of our common stock dropped significantly. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly interactive professional services companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation was often brought against that company. Many technology-related companies have been subject to this type of litigation. We are currently involved in this type of litigation (as discussed in "Legal Proceedings" below), and may also become involved in this type of litigation in the future. Litigation is inherently uncertain, often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition, and results of operations.

SENECA INVESTMENTS, LLC OWNS ENOUGH OF OUR SHARES TO CONTROL AGENCY.COM WHICH WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS

     Primarily as a result of the contribution by Omnicom Group, Inc. ("Omnicom") of the capital stock of one of its subsidiaries and other assets to Seneca, Seneca owns approximately 45% of our common stock. Upon the closing of an agreement between Seneca and our two founders and one senior member of our management to sell their Company common stock to Seneca, Seneca will beneficially own approximately 66% of our common stock. Consequently, Seneca will be able to significantly influence the outcome of matters submitted to a vote of AGENCY.COM stockholders. Accordingly, except for the proposed merger between the Company and Seneca, which requires the approval of two-thirds of the Company's non-Seneca stockholders, Seneca could control the outcome of any corporate transaction or other matter and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. In the proposed merger, Seneca has agreed to acquire all the remaining publicly-held shares of our common stock. As a result of the foregoing, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership and because of our proposed merger with Seneca. The interest of Seneca and its affiliates may differ from the interest of the other stockholders. Omnicom owns a significant non-voting equity interest in Seneca, but together with its direct and indirect subsidiaries, no longer beneficially owns more than 5% of our common stock.

OUR STOCKHOLDERS COULD BE ADVERSELY AFFECTED AS A RESULT OF OMNICOM'S AND ITS DESIGNATED DIRECTOR'S POTENTIAL CONFLICTS OF INTEREST

     Omnicom has significant ownership positions in some of our direct competitors. These ownership positions may create conflicts of interest for Omnicom and its director nominee as a result of his access to information and business opportunities possibly useful to us and to these competitors.

OMNICOM HAS PROVIDED US WITH FINANCING AND IT HAS NO OBLIGATION TO RENEW OUR CREDIT FACILITY BEYOND ITS TERMINATION DATE

     We have received significant benefits from our relationship with Omnicom, which, prior to May 2001, was our largest shareholder. In 1999, we invested substantially all of the net proceeds (after repayments of our outstanding debt due to Omnicom) from our initial public offering with Omnicom Finance Inc. ("Omnicom Finance"). To date, our working capital and many of our acquisitions have been financed on favorable terms by lines of credit advanced by Omnicom. We currently have no outstanding indebtedness under our credit facility provided by Omnicom. This credit facility provides for a $54.0 million revolving credit line and a real property lease credit support facility providing letter of credit and/or guarantees up to $6.0 million in the aggregate. The credit facility bears interest at Omnicom's commercial paper rate, which was 5.06% on June 30, 2001 plus 1.25%. The credit facility places restrictions on the conduct of our business that stockholders may not consider favorable, including our ability to pay dividends and incur additional debt. Omnicom is not obligated to extend this credit facility beyond September 30, 2001. We cannot assure you that, upon termination of this facility, we will be able to obtain any additional financing. As a result, our financial condition might suffer.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

     Based on shares outstanding on June 30, 2001 in addition to the 6.8 million shares sold in our initial public offering, from time to time, a total of approximately 32.1 million additional shares of common stock may be sold in the public market by existing stockholders. The market price of our common stock could decline as a result of sales by these existing stockholders of their shares of common stock in the market, or the perception that these sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We have invested approximately $3.0 million of our cash with Omnicom Finance, a related party that is 100% owned by Omnicom and in a certificate of deposit and money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

     FOREIGN CURRENCY RISK. We face foreign currency risks primarily as a result of the revenues we receive from services delivered through subsidiaries. These subsidiaries incur most of their expenses in local currency. Accordingly, our foreign subsidiaries use local currency as their functional currency.

     We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the quarter ended June 30, 2001 was not material.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently aware that five stockholder class actions alleging violations of the federal securities laws and seeking monetary damages have been filed in federal court in the Southern District of New York in June, July and August, 2001 against the Company, Messrs. Suh, Shannon, Dickson and Trush, and our principal underwriters in the Company's initial public offering, Goldman Sachs & Co., Hambrecht & Quist LLC and Salomon Smith Barney. These lawsuits allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. They further allege that the prospectus and registration statement for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The Company and its current officers and directors intend to vigorously defend the actions.

     In addition, in May 2001, two stockholder class actions, with allegations principally regarding Seneca's initial proposal to acquire our outstanding shares for a price of $3.00 per share, were filed in Delaware state court against Seneca Investments, LLC, our largest stockholder ("Seneca"), AGENCY.COM and our directors. The actions allege breach of fiduciary duty with respect to Seneca's proposal on May 14, 2001 to acquire the remaining public shares of our common stock for a price of $3.00 per share.

     On June 26, 2001, counsel for the parties to this consolidated action entered into a memorandum of understanding setting forth an agreement in principle to settle the actions based on an increase by Seneca in the price proposed to be paid in connection with the proposed merger between the Company and Seneca. The proposed settlement class will consist of all stockholders (other than affiliates of defendants) who were security holders during the period from May 14, 2001, to and including the effective date of the merger, and successors-in-interest. In the memorandum of understanding, defendants acknowledged that the pendency and prosecution of the actions were a material factor in Seneca's determination to increase the consideration to be paid in the merger.

     Pursuant to the memorandum of understanding, in exchange for the increase in merger consideration, among other things, plaintiffs have agreed to seek a court order approving the settlement, dismissing the actions with prejudice and releasing all claims of the members of the plaintiff class against the defendants relating to the initial proposal by Seneca to acquire the Company's shares, Seneca's conduct, the conduct of the Company's board or the special committee and the separately-negotiated agreement by some or the Company's directors and officers to sell their shares to Seneca's subsidiary. All parties agreed in the memorandum of understanding that neither the memorandum of understanding nor the stipulation of settlement that it contemplates constitute an admission of the validity or infirmity of any claim against the defendants or of the liability of any defendant.

     The proposed settlement contemplated in the memorandum of understanding is subject to a number of conditions, including adoption of the merger agreement between the Company and Seneca by the requisite stockholder vote at the special meeting of the Company, which has yet to be scheduled, consummation of the merger, and final approval by the Delaware Court of Chancery. If the Court approves the proposed settlement, plaintiffs' counsel intends to apply to the Court for an award of fees and expenses.

     The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of these pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position, or liquidity.

ITEM 2.  CHANGE IN SECURITIES

     In January 2001, the Company issued 85,000 additional shares to the former shareholders of Twinspark in final settlement of the earn-out payment obligation. The total value of the 85,000 shares of approximately $0.3 million was recorded as additional purchase price and was reflected as goodwill.

     In February 2001, approximately 192,000 shares were distributed to the former shareholders of I-traffic, which the Company acquired in October 1999. These shares represented 62.5% of the approximately 307,000 shares, which were issued as a result of I-traffic's satisfaction of the earn-out provision set forth in the agreement governing the acquisition. In May 2001, the remaining 37.5% of the shares, or approximately 115,000 shares were released from escrow and were distributed to the former shareholders of I-traffic. The total value of the approximately 307,000 shares is approximately $0.8 million and was recorded as additional purchase price and was reflected as goodwill.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 8, 2001. At such meeting the following actions were voted upon:


Action                                  Affirmative Votes    Votes Withheld      Non-broker Votes
------                                  -----------------    --------------      ----------------
a. Election of directors:

     Kyle Shannon                          34,457,582           94,994                - 0 -

     Kenneth Trush                         34,460,388           96,188                - 0 -


Action                                  Affirmative Votes    Negative Votes       Abstentions         Non-broker Votes
------                                  -----------------    --------------       -----------         ----------------
b. Ratification of Arthur Andersen          34,504,936           42,407               9,233                 - 0 -
   as the Company's independent
   accountants for the fiscal year
   ending December 31, 2001

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         2.1 Agreement and Plan of Merger, dated as of June 26, 2001, by and among AGENCY.COM Ltd., Seneca Investments LLC and E-Services Investments Agency Sub LLC (incorporated by reference to the exhibit filed with the Company's Report on Form 8-K, filed July 3, 2001)

         99.1 Share Purchase Agreement, dated as of May 14, 2001, by and among Seneca Investments LLC, E-Services Investments Agency Sub and the stockholders listed therein (incorporated by reference to the exhibit filed with the Company's Report on Form 8-K, filed June 4, 2001)

     (b) Reports on Form 8-K

         (1)   Report on Form 8-K, filed June 4, 2001 (other events)

         (2)   Report on Form 8-K, filed July 3, 2001 (other events)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 14th day of August 2001.

                           AGENCY.COM LTD.


                              --------------------------------------------------
                              Name:  Charles Dickson

                              Title: Executive Vice President, Treasurer and
                                     Chief Financial Officer (Signing both in his capacity as Executive Vice President on behalf of the registrant and Chief Financial Officer on behalf of the registrant)


                              --------------------------------------------------
                              Name:  Michael Jackson

                              Title: Corporate Controller (Signing both in his
                                     capacity as Vice President on behalf of the registrant and Chief Accounting Officer on behalf of the registrant)