Form 10-Q/A
period 2001-06-30
AGENCY COM LTD
filed 2001-09-17
CIK 1086403

================================================================================

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     REVENUE RECOGNITION

     Revenues are recognized for time and materials projects as services are provided. Revenues from fixed-fee contracts are recognized as services are provided upon the achievement of specified milestones. Revenue is recognized on partially completed milestones in proportion to the costs incurred for that milestone and only to the extent that an irrevocable right to the revenue exists. Costs incurred under fixed-fee contracts are recognized as incurred which generally is in the same period that revenue is recorded. Revenues are recorded on partially completed contracts to the extent that an irrevocable right to the revenue exists under each client contract. Revenue under retainer agreements is recognized in the month of service once the Company performs services under agreements with clients and obtains the irrevocable right to the fee earned, provided that collectibility is reasonably assured. Revenue is only recognized when persuasive evidence of an arrangement exists, services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. Unbilled charges consists of billable time of employees, third party production costs and other client reimbursable expenses which includes out-of-pocket expenses for travel and entertainment expenses and hardware and software costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are probable. Amounts billed, which are not yet earned, are classified as deferred revenue in the accompanying consolidated balance sheets. The Company records its hardware and software costs and advertising purchases on a net basis in its income statement in accordance with EITF 99-19. The Company does not assume any credit risk for its advertising purchases or hardware and software costs as the Company acts as an agent for these costs on behalf of our clients.

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

     The December 2000 restructuring charges consisted of the following (in thousands):


                                       Expenses for year ended    Payments and Writeoffs        Accrual at
                                          December 31, 2000              to date              June 30, 2001
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

     The May 2001 restructuring charges consisted of the following (in thousands):


                                        Expense for six months ended    Payments and Writeoffs to            Accrual At
                                               June 30, 2001                       date                    June 30, 2001
                                      ------------------------------   ---------------------------    -----------------------
Severance                                        $ 4,175                        $ 3,130                     $ 1,045
Lease operating cost and estimated
  early lease termination costs                   18,373                            833                      17,540
Abandonment of Fixed Assets                        3,458                            206                       3,252
                                                 -------                        -------                     -------
Total restructuring costs                         26,006                          4,169                      21,837
Other costs                                        2,255                            772                       1,483
                                                 -------                        -------                     -------
Total restructuring and other costs              $28,261                        $ 4,941                     $23,320
                                                 =======                        =======                     =======



     Included in lease operating costs and estimated early lease termination costs is the cost associated with lease payments of leases that cannot be cancelled until term expiration net of the expected sublease benefit as well as the estimated cancellation fee for leases that may be cancelled based upon negotiation with the landlords. Other costs primarily consist of transaction costs associated with our going private transaction and employee settlement costs.


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

     The May 2001 restructuring charges consisted of the following (in thousands):


                                       Expenses for six months ended   Payments and Writeoffs to            Accrual At
                                               June 30, 2001                       date                    June 30, 2001
                                      ------------------------------   ---------------------------    -----------------------
Severance                                        $ 4,175                        $ 3,130                     $ 1,045
Lease operating cost and estimated
  early lease termination costs                   18,373                            833                      17,540
Abandonment of Fixed Assets                        3,458                            206                       3,252
                                                 -------                        -------                     -------
Total restructuring costs                         26,006                          4,169                      21,837
Other costs                                        2,255                            772                       1,483
                                                 -------                        -------                     -------
Total restructuring and other costs              $28,261                        $ 4,941                     $23,320
                                                 =======                        =======                     =======



     Included in lease operating costs and estimated early lease termination costs is the cost associated with lease payments of leases that cannot be cancelled until term expiration net of the expected sublease benefit as well as the estimated cancellation fee for leases that may be cancelled based upon negotiation with the landlords. Other costs primarily consist of transaction costs associated with our going private transaction and employee settlement costs.


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